Form 10-Q
period 1996-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1996-05-21
CIK 930364

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-25430

               RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact name of registrant as specified in its charter.)

    Delaware, U.S.A.                    22-3324608
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey     07450-2939
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(201) 447-9000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]


                 PART I. - FINANCIAL INFORMATION

                RIDGEWOOD ELECTRIC POWER TRUST IV
                          BALANCE SHEETS
                          (Unaudited)

                           March 31,     December 31,
                             1996          1995

Assets

Cash                   $ 15,077,346   $ 12,998,463
Interest receivable          76,436         59,464
Investments in
  power project
  partnerships            5,603,619        353,619
Equipment in storage        455,182        455,182
Other assets                 23,435         23,435
Total assets           $ 21,236,018   $ 13,890,163

Liabilities and
 Shareholders'
 Equity

Accounts payable
  and accrued
  expenses                $ 257,581       $ 34,413
Due to affiliate                  0        353,619
                            257,581        388,032
Shareholders' equity
  (162.1 shares out-
  standing at
  12/31/95 and
  263.584 at 3/31/96)    20,981,842     13,503,692
Managing share-
  holder's accumu-
  lated deficit              (3,405)        (1,561)
Total shareholders'
  equity                 20,978,437     13,502,131

Total liabilities
  and shareholders'
  equity               $ 21,236,018   $ 13,890,163

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST IV
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                THE PERIOD ENDED MARCH 31, 1995
                           (Unaudited)

                          Three months      Period begin-
                          ended March 31,   ning February 6,
                              1996          1995 and ending
                                            March 31, 1995
                           ______________   ______________


Income from project
  partnerships              $ 2,439          $   0
Dividend and interest
  income                     61,911              0
Total income                 64,350              0

Investment fee expense      181,295              0
Management fees              46,970              0
Administrative and
  other expense              20,464              0
Total expenses              248,729              0

Net income (loss)         $(184,379)           $ 0

See Accompanying Notes to Financial Statements

                  RIDGEWOOD ELECTRIC POWER TRUST IV
                    STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                THE PERIOD ENDED MARCH 31, 1995
                           (Unaudited)

                               Three months ended Period begin-
                                ended March 31,   ning February 6,
                                  1996            1995 and ending
                                                  March 31, 1995
                               ______________      ______________


Cash flows from
  operating activities:
  Net income                    $ (184,379)           $ 0

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:

Investments in power
  projects and
  partnerships                  (5,250,000)             0

Changes in assets &
  liabilities:
  Decrease (increase) in
   receivables                     (16,972)             0
  Decrease (increase) in
   other assets
  Increase (decrease) in
   accounts payable               (130,451)             0

Net cash provided (used)
  by operations                 (5,581,802)             0

Cash provided by
  (used in) financing
  activities:
Net proceeds from the
  sale of Trust
  shares                         7,951,685              0
Cash distributions
  to Shareholders                 (291,000)             0
                                 7,660,685              0

Net increase (decrease)
  in cash                        2,078,883              0
Cash - Beginning
  of period                     12,998,463              0
Cash - End
  of period                   $ 15,077,346            $ 0




See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose

     Nature of business
Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust in September 1994 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995. The Trust commenced operations on May 10, 1995. Its offering of Trust shares is continuing.

The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities which produce electricity, thermal energy and other power plants that use various fuel sources (except nuclear).
The power plants will sell electricity and thermal energy to utilities and industrial users.

     "Business Development Company" election
Effective March 24, 1995, the Trust elected to be treated as a "Business Development Company" under the Investment Company Act of 1940 and registered its shares under the Securities Exchange Act of 1934.

2.       Summary of Significant Accounting Policies

     Investments in project development and power generation limited projects
The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.

     Revenue recognition
Income from investments is recorded when received.
Interest and dividend income are recorded as earned.

     Offering costs
Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

     Cash and cash equivalents
The Trust considers monies invested in a U.S. Treasury
Bills Fund with daily liquidation privileges to be a cash equivalent.

Ridgewood Electric Power Trust IV
Notes to Financial
Statements


     Electric generating equipment
The Trust owns certain used electric power equipment which is stated at fair value. Due to the difficulty of determining the equipment's fair value, the fair value is assumed to equal cost unless current available information provides a basis for adjusting the value of the equipment.

     Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Trust is included in the tax returns of the individual shareholders.

     Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

Ridgewood Electric Power Trust IV
Notes to Financial
Statements

3.          Investment in Power Generation Projects

     California Pumping Project
On December 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold at a discount from the equivalent kilowatt hours of electricity. The cost of the projects is $317 per equivalent kilowatt and the Trust receives a distribution of $0.02 per equivalent kilowatt hour up to 3000 running hours per year and $0.01 per equivalent kilowatt hour for each additional running hour per year. The cost of the investment was $353,619 which was be paid in 1996. The operator pays for fuel, maintenance, repair and replacement.

4.          Electric Power Equipment

The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. As of December 31, 1995, the cost of such equipment totaled $455,182.

5.  Subsequent Event

Northeast Landfill Power Joint Venture

The Trust, together with Ridgewood Electric Power Trust III, formed a partnership, Ridgewood Providence Power Partners, L.P. ("RPLP") to acquire certain of the assets of Northeast Landfill Power Joint Venture which owns and operates a 12.3
(net) megawatt landfill gas fired electric generation facility located in Johnston, Rhode Island. This acquisition was completed on April 16, 1996. The Trust's investment, including provision of funds to perform post-acquisition improvements to the plant and increase the salable electric power pursuant to a new 2 mw power sale agreement with the same power purchaser, was about $12.9 million for a 64% interest in RPLP. Ridgewood Electric Power Trust III invested about $7.1 million for a 34% interest. As part of the acquisition cost, RPLP assumed three non-recourse notes, totaling $6.3 million payable to insurance companies, maturing in September 2004, with a 9.6% interest rate. The monthly installments total about $1.1 million annually.

                RIDGEWOOD ELECTRIC POWER TRUST IV

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus period beginning
February 6, 1995 and ended March 31, 1995

Results of Operations

     No income or expenses were incurred by the Trust prior to March 31, 1995, because sales in the offering had not attained the minimum level required for the Trust to begin operations. The Trust's income for the quarter ended March
31, 1996 reflects interest income along with the initial distribution from the limited partnership owning the California pumping project described in Note 3 to the financial statements. The expenses of $248,729 for the quarter just ended primarily reflect the $181,295 investment fee and the $46,970 management fee payable to the managing shareholder as described in Note 5 to the financial statements, both of which are funded from offering proceeds.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

  Liquidity and Capital Resources

     As of May 15, 1996, the Trust had raised approximately $29.1 million of funds from its offering, net of offering fees and expenses. The Trust has invested approximately $12.9 million in the acquisition of a 64% interest in a landfill gas electric generation station at Johnston, Rhode Island and currently has approximately $15 million available for additional investments. The Trust believes that those funds are adequate for the completion of the Trust's investment program and also notes that additional funds may be raised prior to termination of the offering.

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter. A Current Report on Form 8-K reporting the April 16, 1996 acquisition of the Rhode Island project was filed on May 2, 1996.

                 RIDGEWOOD ELECTRIC POWER TRUST II

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


May 20, 1996                By /s/ Robert K. Brady
Date                              Robert K. Brady
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial officer)