Form 10-Q
period 1996-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1996-12-04
CIK 930364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996

Commission File Number     0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact name of registrant as specified in its charter.)

Delaware, U.S.A.                    22-3324608
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

947 Linwood Avenue, Ridgewood, New Jersey       07450-2939

(Address of principal executive offices)
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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

RIDGEWOOD ELECTRIC POWER TRUST IV
BALANCE SHEETS
(Unaudited)

September 30,     December 31,
                             1996            1995

Assets

Cash                   $ 24,587,994     $ 12,998,463
Interest receivable         100,000           59,464
Investments in
  power project
  partnerships           13,515,964          353,619
Equipment in storage        469,018          455,182
Other assets           ______34,242     ______23,435
Total assets           $ 38,707,218     $ 13,890,163

Liabilities and
 Shareholders'
 Equity

Accounts payable
  and accrued
  expenses                 $ 76,644         $ 34,413
Due to affiliate                  0          353,619
                             76,644          388,032
Shareholders' equity
  (162.1 shares out-
  standing at
  12/31/95 and
  481.17 at 9/30/96)     38,642,795       13,503,692
Managing share-
  holder's accumu-
  lated deficit          ___(12,221)      ____(1,561)
Total shareholders'
  equity                 38,630,574       13,502,131

Total liabilities
  and shareholders'
  equity               $ 38,707,218     $ 13,890,163

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND QUARTER
ENDED SEPTEMBER 30, 1996 AND THE INTERIM PERIOD
AND QUARTER ENDED SEPTEMBER 30, 1995
(Unaudited)



Period beginning


Nine months
Quarter
February 6, 1995
Quarter

ended
ended
and ended
ended

September 30,
September 30,
September 30,
September 30,

1996
1996
1995
1995

Income from power genera-
  tion projects                 $ 242,057          $ 7,925
          $ 0            $ 0
Dividend and interest
  income                          599,893          223,344
      271,368        244,000
Total income                      841,950          231,269
      271,368        244,000

Management fee                    480,550          258,730
            0              0
Project due diligence expense       1,734            1,734
       50,000              0
Administrative and
  other expenses                   53,018           12,252
       64,566         64,452
Investment fee                    626,561          105,630
      252,497        151,190
Total expenses                  1,161,863          375,925
      367,063        215,642

Net income (loss)              ($ 319,913)      ($ 147,077)
    ($ 95,695)      $ 28,358

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996 AND
THE INTERIM PERIOD AND QUARTER ENDED SEPTEMBER 30, 1995
(Unaudited)





Period beginning


Nine months
Quarter
February 6, 1995
Quarter

ended
ended
and ended
ended

September 30,
September 30,
September 30,
September 30,

1996
1996
1995
1995

Cash flows from operating
  activities:
Net income                     ($ 319,913)      ($ 147,077)
    ($ 95,695)      $ 28,358

Adjustments to
  reconcile net income
  to cash provided (used)
  in operating activities:
Changes in assets &
  liabilities:
Decrease (increase)in
  receivables                     (40,536)         (40,000)
     (122,525)     (104,515)
Decrease (increase) in
  other assets                    (10,807)          (9,734)
            0         9,775
Increase (decrease) in
  accounts payable            ___(311,388)      __ (50,689)
      216,714       160,314

Total adjustments                (362,731)        (100,423)
       94,189        65,574

Net cash provided by
  (used in) operating
  activities other
  than investments               (682,644)        (233,664)
       (1,506)       93,932
Purchase of investments
  in power generation
  partnerships                (13,162,345)        (266,403)
            0             0
Purchase of
  operating parts                 (18,836)         (13,836)
     (472,084)     (472,084)
Net cash provided by
  (used in) operating
  activities                  (13,858,825)        (527,739)
     (473,590)     (378,152)

Cash provided by (used by)
  financing activities:
  Net proceeds from the sale
     of Trust shares           26,679,930        3,853,816
   10,616,267     5,212,851
  Cash distributions to
    Shareholders               (1,231,574)      __(427,156)
      ______0       ______0
                               25,448,356        3,426,660
   10,616,267     5,212,851


Net increase (decrease)
  in cash and cash equivalents 11,584,531        2,898,920
   10,142,677     4,834,699
Cash and cash equivalents
  - Beginning of period       _12,998,463       21,689,074
       _____0     5,307,978
Cash and cash equivalents
  - End of period            $ 24,587,994     $ 24,587,994
 $ 10,142,677 $ (10,142,677)

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose


Nature of business

Ridgewood Electric Power Trust II (the "Trust") was formed as a Delaware business trust in September 1994 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995. The Trust commenced operations on May 10, 1995. Its offering ofTrust shares will end on August 15, 1996.

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

"Business Development Company" election

Effective March 24, 1995, the Trust had elected to be treated as a "Business Development Company" under the Investment Company Act of 1940 and registered its shares under the Securities Exchange Act of 1934. On October 3, 1996, pursuant to authorization from a majority of the Shareholders, the Trust filed a withdrawal of election to be a business development company with the Securities and Exchange Commission, which terminated its status as a business development company.


2.       Summary of Significant Accounting Policies

Investments in project development and power generation limited partnerships

The Trust holds investments in power generation projects which are stated at fair value. Due to the illiquidity of the investments, the fair values of the investments are assumed to equal cost unless current available information provides a basis for adjusting the value of the investments.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO FINANCIAL STATEMENTS

          Fair values as of
         9/30/96    12/31/95

Power generation limited
 partnerships:
  Pump Services     $    399,561   $ 353,619
  Ridgewood Providence Power
    Partners, L.P.    12,850,000           0
     TOTALS    $ 13,249,561   $ 353,619

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

Northeast Landfill Power Joint Venture

The Trust, together with Ridgewood Electric Power Trust III, formed a partnership, Ridgewood Providence Power Partners, L.P. ("RPLP") to acquire certain of the assets of Northeast Landfill Power Joint Venture which owns and operates a 12.3
(net) megawatt landfill gas fired electric generation facility located in Johnston, Rhode Island. This acquisition was completed on April 16, 1996. The Trust's investment, including provision of funds to perform post-acquisition improvements to the plant and increase the salable electric power pursuant to a new 2 mw power sale agreement with the same power purchaser, was about $12.9 million for a 64% interest in RPLP. Ridgewood Electric Power Trust III invested about $7.1 million for a 36% interest. As part of the acquisition cost, RPLP assumed three non-recourse notes, totaling $6.3 million payable to insurance companies, maturing in September 2004, with a 9.6% interest rate. The monthly installments total about $1.1 million annually.

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

RIDGEWOOD ELECTRIC POWER TRUST IV
MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nine months ended September 30, 1996 versus period beginning
February 6, 1995 and ended September 30, 1995

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.


Results of Operations

No income or expenses were incurred by the Trust prior to March 31, 1995, because sales in the offering had not attained the minimum level required for the Trust to begin operations. The Trust's income of $841,950 for the period ended September 30, 1996 reflects $600,000 of interest income along with distributions from the limited partnerships owning the Northeast Landfill generating project, located near Providence, Rhode Island, and the California pumping project described in Note 3 to the financial statements. The expenses of $1,162,000 for the nine months just ended primarily reflect the $626,651 one-time investment fee (equal to 2% of and paid from capital contributions) and the annual management fee of $480,550 (2.5% of net assets), payable to the Managing Shareholder for the first time in 1996 with the commencement of business operations.

The Trust does not consolidate its financial statements with those of the Projects it owns and does not include the Projects' revenue, expense and other items in its financial statements. Revenue from Projects is only recognized as it is received as distributions by the Trust, and thus revenues may fluctuate as the result of delays or accelerations of distributions from Projects.

Liquidity and Capital Resources

As of September 30, 1996, the closing date of its offering of securities, the Trust had raised approximately $39.9 million of funds from its offering, net of offering fees and expenses. The Trust has invested approximately $12.9 million in the acquisition of a 64% interest in a landfill gas electric generation station at Johnston, Rhode Island, approximately $400,000 in the pump services project and approximately $500,000 in electric generating equipment.
The Trust currently has approximately $26.5 million available for additional investments. The Trust believes that those funds are adequate for the completion of the Trust's investment program.

The Trust has negotiated to purchase at least a 50% interest in 19 hydroelectric plants located in Maine and New Hampshire for a total acquisition cost of $9 million. In October 1996 the Trust entered into a binding agreement to purchase a 50% interest in the 14 plants located in Maine. Closing is conditioned upon receipt of ministerial approvals from the Federal Energy Regulatory Commission, which are scheduled to be received in late November 1996. Closing will occur immediately after receipt. The purchase price for the Maine plants is approximately $6,500,000, plus or minus closing adjustments. Purchase of the New Hampshire plants is subject to resolution of regulatory issues, which are being addressed currently. The Trust intends to cause the remaining 50% interest in the Maine and New Hampshire plants to be purchased by Ridgewood Electric Power Trust V, a similar investment program sponsored by the Managing Shareholder, which commenced its offering of shares in spring 1996.


Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts, New Hampshire and New York, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California or New Hampshire authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in states where it does business.

It must be remembered, however, that legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, that affect the Trust.



PART II - OTHER INFORMATION

Item #4  Submission of Matters to a Vote of Security   Holders

The Trust conducted a solicitation of written consents from its Shareholders, beginning September 9, 1996, under
Regulation 14A under the Securities and Exchange Act of
1934, as amended. The solicitation requested Shareholder approval for the Trust to terminate its election to be a business development company under the Investment Company
Act of 1940, as amended.

     (a) The solicitation was made from September 9, 1996 through the tabulation date, October 2, 1996.

     (c) The sole matter voted upon through the consent solicitation was the proposal to terminate the business development company election (which included necessary amendments to the Declaration of Trust). The results of the vote on the tabulation date were as follows:


Investor Shares (other
than those held by the
Managing Shareholder or
its Affiliates) voted

Consenting to the Conversion Proposal
250.1130

Declining to consent to the Conversion Proposal
8.3162

Consents with questions as to form  and not tabulated as
consenting
67.0760


There were no abstentions or broker non-votes.

As of the record date, there were 481.16669 Investor Shares issued and outstanding, of which 1 share was held by the Managing Shareholder or its affiliates and which was ineligible to vote on amendments to the Declaration of Trust. Accordingly, the holders of more than 50% of the outstanding Investor Shares eligible to vote on the amendment to the Declaration of Trust consented. Further, the Managing Shareholder has voted the one Investor Share owned of record by it in favor of the proposal.
Accordingly, the holders of more than 50% of all outstanding Investor Shares as of September 9, 1996 consented to the Conversion Proposal. The entire proposal thus passed.

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




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:     November 12, 1996     By /s/ Thomas R. Brown
                                   Thomas R. Brown
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)