Form 10-K
period 1996-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1997-04-16
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

Commission file number   0-25430

               RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3324608
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  c/o Ridgewood Power Corporation, 947 Linwood Avenue, Ridgewood,
New Jersey 07450
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-
9000

	Securities Registered Pursuant to Section 12(b) of the Act:  None


Securities Registered Pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[   ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1997 was $47,680,000.

Exhibit Index is located on page 54.

PART I

Item 1.  Business.
Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7.
In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

     Ridgewood Electric Power Trust IV, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on September 30, 1996. It raised approximately $47,680,000. Net of offering fees, commissions and expenses, the offering provided approximately $39,500,000 for investments in the development and acquisition of Independent Power Projects and operating expenses.
 The Trust has 941 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested approximately $20.5 million of its funds to the acquisition of interests in three Independent Power Projects and in capital equipment and is actively seeking additional Projects for investment.

     Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust and as such has direct and exclusive discretion in the management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust).
 The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration") or the Investment Company Act of 1940, as amended (the "1940 Act"). See Item 10 - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 24, 1995, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On March 24, 1995 the election and registration became effective.

     As described below at Item 1(c)(6)(iii) - Business - Narrative Description of Business - Regulatory Matters - the 1940 Act, effective October 3, 1996, the Trust, with the approval of the Investors, withdrew its election to be a business development company so that it could make investments together with other programs sponsored by the Managing Shareholder without requesting exemptive relief from the Securities and Exchange Commission.
The Trust covenanted to comply with most of the substantive restrictions on business development companies, other than certain transactions with affiliated persons, as described there.

     Unlike other investment programs that the Managing
Shareholder has sponsored in the independent power industry, the Trust consolidates its subsidiaries' financial statements with its own for purposes of this Annual Report on Form 10-K.

(b)  Financial Information about Industry Segments.

     The Trust has been organized to operate in only one industry segment: independent power generation.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and in some cases, to provide heat energy or chilled water as well to users.

     Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source).

(2)  The Trust's Investments.

(i)  Providence Project.

     The Trust and Ridgewood Electric Power Trust III, a similar investment program sponsored by the Managing Shareholder ("Ridgewood Power III"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. Ridgewood Power III invested $7.1 million in the Project and the Trust invested $12.9 million, which was the remainder of the $20 million investment in the Project. The acquisition cost of the Project was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and cash reserves for capital improvements and expansion.
 The Project is encumbered by $6 million of debt maturing in installments through 2004.

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 12.3 megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a long-term power purchase agreement with the local utility (a "Power Contract") for 12.0 megawatts with New England Power Company with a 23 year term remaining.

     The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency, for a royalty of 15% of net Project revenues (increasing to 15% to 18% in 1006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

     Since the Trust purchased the Project in April 1996, average output from the existing eight engine-generator sets has risen by approximately 33% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996. A small amount of this output is used for the Project's own needs. Recent output has continued to approximate the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set have been ordered and should be installed at the Project in April 1997. This will increase Project capacity by approximately 1/8 and permit a more balanced operating rotation of engines. The entire additional capacity will be sold under the existing Power Contract.

Pump Services Project

     On December 31, 1995, the Trust purchased a package of 11 irrigation service engines which have an aggregate power output equivalent to 1.2 Megawatts (the "Pump Services Project") located in Ventura County, California, for a cash purchase price of approximately $354,000. The Trust purchased the Project from Ridgewood Power III for the same price paid by Ridgewood Power III for the assets to the unaffiliated seller. In 1996, the Trust bought 9 additional engines with a rated equivalent capacity of 1.2 Megawatts from unaffiliated sellers at a price of $344,000.

     The Pump Services Project has been operating since 1992 and uses natural-gas-fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives at a price which represents a discount from the equivalent price the customers would have paid to purchase electric power. The Pump Services Project will provide power equivalent to approximately 2.4 megawatts.

     The Trust has entered into a management contract with the prior operator of the Project based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. The Trust receives all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator is responsible for all operating costs and receives the remainder.

New England Hydro Projects

     In April 1996 the Trust entered into a non-binding letter of intent with Consolidated Hydro, Inc. to purchase 19 small hydroelectric plants located in Maine and New Hampshire with an aggregate capacity of 17 megawatts, for a price of approximately $16 million. In order to increase diversification of investments, the Managing Shareholder proposed that approximately one-half of the portfolio be purchased by the Trust and that the remainder be purchased by Ridgewood Electric Power Trust V ("Ridgewood Power V"), a similar investment program organized in 1996 by the Managing Shareholder.

     On December 23, 1996, the Trust purchased a 50% interest in the 14 hydroelectric projects located in Maine and Ridgewood Power V purchased the other 50% interest. Each Trust paid approximately $6,800,000 for its interest The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,017,000. The partnership was credited with all income relating to the projects from July 1, 1996 to the closing date and the seller was credited with interest on the purchase price at annual rates of 6% to 8.5% during that period.

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2004, 2007, and 2014.

     The Trusts have entered into a five year operating and maintenance agreement with Consolidated Hydro, Inc. under which a subsidiary of Consolidated Hydro will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses.

     The purchase of the remaining five hydroelectric plants located in New Hampshire by the two Trusts for a price of approximately $4.6 million has been delayed because of state regulatory decisions that have created significant financial strain on Public Service Company of New Hampshire, the purchaser of the electricity output. The parties have suspended the purchase for an indefinite time pending resolution of these and other regulatory issues.

     The Trust is actively seeking additional Projects for investment, either by itself or in conjunction with other programs sponsored by the Managing Shareholder if such programs are authorized to do so.

     If the Trust and another program with similar investment objectives have funds available at the same time for investment in the same or similar Projects, and a conflict of interest thus arises as to which program will make the investment, the Managing Shareholder will review the investment portfolio of each program.
 It will make the investment decision on the basis of such factors, among others, as the effects of the investment on the diversification of each program's portfolio, potential alternative investments, the effects investment by either program would have on the program's risk-return profile, the estimated tax effects of the investment on each program, the amount of funds available and the length of time those funds have been available for investment. If more than one program has funds available for investment and the factors discussed above and other considerations indicate that the Project has approximately equal benefit for each Program, the Managing Shareholder will generally allocate the opportunity to each program in order of its organization date. In that event, the Managing Shareholder will cause the oldest program to commit all of its reasonably available funds to that opportunity; if those funds are insufficient, the remainder of the opportunity will be offered to each successive program with reasonably available funds until the investment opportunity is exhausted. A similar process would be followed for divestiture opportunities or competitive electricity sales.

     An additional conflict could arise where the entities make investments in different forms, which would be the case where one entity's investment took the form of equity and the other's took the form of debt. Although it anticipates that this situation is unlikely to arise, the Managing Shareholder, if practicable, would attempt to resolve any conflict of this type by reference to the terms negotiated by other debt or equity participants in the relevant Project or similar Projects. Although the Managing Shareholder believes these practices may reduce potential conflicts of interest of this type, there can be no assurance that the interests of the entities will not diverge.

(3)  Project Operation.

     Revenue from the Providence and Maine Hydro Projects is earned under long-term power purchase contracts ("Power Contracts") with the local electric utilities. The pricing provisions of these Power Contracts based on a facility's net electric output, with payment rates usually indexed to general inflation indices.

     The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Projects have a very limited ability to store water during high flows for use at low flow periods. As a result, these Projects are unable to earn capacity payments and are often unable to produce high output in the peak summer and winter months when spot electricity rates are highest. Instead, they produce electricity at the fixed rates provided in the Power Contracts.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Trust, through the Managing Shareholder, operates the Providence Project. The Managing Shareholder has organized Ridgewood Power Management Corporation ("RPMC") to provide operating management for facilities operated by its investment programs. See Item 10 - Directors and Executive Officers of the Registrant for further information regarding the Operation Agreement and RPMC. The Maine Hydro Projects are managed by their former owner, Consolidated Hydro, Inc., which owns other hydroelectric facilities in the region, and the Pump Services Project is managed by H&P, Inc., its former developer.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid or, in the EUA Projects, by direct connections.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel is usually the most significant factor in determining working capital needs.

     The two major Projects owned by the Trust use landfill gas or hydroelectric energy and are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams and output has varied in the range of 30% over or 25% below the average output from 1987 through 1995. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

     The Pump Services Project's engines burn natural gas. Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing. See Item 7 - Management's Discussion and Analysis of Results of Operation for additional information regarding the effects of natural gas price increases.

     In order to commence operations, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations.

     Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities.

     Of the 14 Maine Hydro Projects, five operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and four have license applications pending. Changes to the other, unlicensed Projects may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(6) - Business - Narrative Description of Business - Regulatory Matters.

(4) Trends in the Electric Utility and Independent Power
Industries

     As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring. In accordance with industry usage, sales of electricity by generators to utilities or other marketers of electricity are referred to as "wholesale" transactions and sales by generators, utilities or others to end users of electricity are referred to as "retail" transactions.

Continued Deregulation of the Generating Market.

     The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitation on their ownership of new generating facilities that qualify as "exempt wholesale generators" and on their ability to participate in Independent Power Projects. See Item 1(c)(6)(ii) -- Energy Regulation -- the 1992 Energy Act. Many state electric utility regulators are considering plant to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, Independent Power Projects in the future will face competition not only from other Independent Power Projects seeking to sell electricity on a wholesale basis but also from exempt wholesale generators, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities. Large-scale Projects that can sell large amounts of electricity or that have excellent reliability records or favorable locations may have competitive advantages over small-scale Projects (such as the Trust's), Projects that cannot commit to deliver power on a firm commitment basis or Projects that are located in electricity surplus areas with insufficient transmission capacity.

Wholesale-level Access to Transmission Capacity.

     Without access to transmission capacity, an Independent Power Project or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). The most important changes occurring in the electric power industry are the efforts of FERC to compel utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and Independent Power Projects.

     The 1992 Energy Act empowered FERC to require electric utilities and power pools to transmit electric power generated by other wholesale generators to wholesale customers. This process is referred to as "wheeling" the electric power. Essentially, the generator contributes power to a utility or power pool and is credited with that contribution, and the utility or power pool serving the wholesale customer makes available that amount of electric power to the customer and debits the generator.
Wheeling is effected between power pools on a similar basis.

     FERC initially dealt with wheeling requests on a case-by-case basis as constrained by provisions of the 1992 Energy Act that require all costs of the transmitting utility to be recovered in the transmission charge and that prohibit wholesale competitors from wheeling power to customers of an electric utility under generating contracts or tariffs. On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Initial trade estimates are that up to 6% of the entire U.S. market for wholesale power would be available to Independent Power Projects and other wholesale generators under the proposal.

     Numerous regulatory issues must be addressed under this proposal of which one of the most contentious is the treatment of utility so-called "stranded costs." Utilities that own generating plants with relatively high costs of production would be under severe competitive and regulatory pressure to purchase cheaper wholesale electricity, but in that event the utilities would not receive sufficient revenue to meet debt service requirements or other capital costs (the stranded costs) relating to the high-cost plants. This might significantly impair utility cash flows and some utilities might be at risk of insolvency in that event. The FERC order would require some mitigation efforts on the utility's part, but primarily would require wholesale customers who acquire electricity from a new supplier to compensate their former utility supplier for revenue lost. This might require a customer who changes suppliers to pay a substantial additional fee to the prior utility supplier, thus inhibiting changes of supplier.

     The order takes no action to modify existing power purchase contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. The Trust has developed its business plan in anticipation of the order and will pursue its investment program to take advantage of opportunities as they arise in the changing industry. The Trust is unable to predict the consequences of the order on its eventual operations or on the independent power industry.

     State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations.

     In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in the U.S., and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries'' markets in the future for Independent Power Projects. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

Conservation Initiatives.

     In recent years many state regulators, at the urging of citizens' groups and as contemplated by the 1992 Energy Act, have required electric utilities to engage in least cost utility planning, demand side management and other conservation programs.
 These programs have the common effect of encouraging utilities to look to conservation of electricity and the more efficient use of existing capacity as means of meeting new demand, as well as to purchases from Independent Power Projects or wholesale generators and to building more generation capacity. There are also reports that utilities are reducing their reserve capacity levels to minimums and are more aggressively controlling dispatch of power as a means of reducing new power purchases.

Proposals to Modify PURPA and Existing Power Contracts.

     The independent power industry remains a creature of PURPA in most respects. The prospects of increased competition to supply electricity, availability of wheeling of wholesale power, supply alternatives through the conservation initiative described above and reduced rates of increase in electricity demand have caused many electric utilities to advocate repeal or modification of PURPA and changes to existing long-term Power Contracts with Independent Power Projects. These utilities have alleged that PURPA requires them to purchase electricity at higher prices than they could acquire new capacity themselves and that existing Power Contracts, signed when utilities anticipated much higher fuel and capital costs and higher demand, provide for prices substantially above current wholesale prices. The independent power industry has pointed out that PURPA does not require utilities to purchase new supplies from Independent Power Projects at rates above alternative sources' prices (although a few state regulators have imposed such requirements from time to time) and that existing long-term Power Contracts were generally entered into on the basis of good faith estimates by the utilities of future conditions with the expectation that sponsors would rely upon them.

     To date, FERC has rejected proposals to modify existing Power Contracts (except for contracts entered into under state regulations mandating payment of prices greater than utility avoided costs at the time the contracts were executed), and FERC's rulemaking proposals are expressly based on the principle that existing Power Contracts that comply with current law should not be modified by FERC. Although proposals have been introduced in Congress to amend or repeal PURPA, no such proposal has yet been reported to the floor. However, there can be no assurance that FERC or the Congress will not take action to reduce or eliminate the benefits or PURPA for Independent Power Projects or that they would not take action purporting to change or cancel existing Power Contracts or that they would not take action making compliance with those contracts economically or practically infeasible. If any such action were to be taken, the value of existing Independent Power Projects might be significantly impaired or even eliminated. If such action were to be proposed with any significant prospect of adoption, the consequent uncertainty might have similar effects.

     In a related phenomenon, some electric utilities that are parties to long-term Power Contracts with rates substantially above current replacement costs have entered into buy-out arrangements with the owners of those Independent Power Projects.
 Under these agreements, the Power Contracts are terminated in exchange for a payment by the utility to the Project. Typically, these arrangements have been limited to Independent Power Projects with high costs of production or other factors that have impaired their profitability, even with a firm Power Contract. The Trust does not anticipate that it would invest in Projects with the goal of soliciting or receiving a buy-out arrangement, but it will consider potential arrangements if conditions warrant.

     In the absence of desired regulatory or legislative changes, many utilities have aggressively taken action to abrogate existing Power Contracts by alleging default by the generator or Project deficiencies. Virginia Electric and Power Company attempted to do so for a Project owned by another business trust sponsored by the Managing Shareholder, alleging immaterial, technical violations of the Power Contract. A federal district court held that the utility did not have the right to terminate the Power Contract on those grounds. While the case was on appeal, that Trust accepted an offer from the utility to settle the case by paying $3.75 million to the Trust in exchange for the cancellation of the Power Contract. The settlement was concluded on January 17, 1997. The case had no material effect on this Trust or its business.

Retail-level Competition

     An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating Project to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles.

     Many states are experimenting with retail wheeling, including New Hampshire, whose three-year pilot program would allow up to 3% of state peak loads to be subject to retail competition, and Michigan, which is proposing to allow incremental growth in load demand to be supplied competitively. The New Hampshire program may be abrogated, because it proposes to split the burden of utility stranded costs between ratepayers and the utilities in opposition to FERC's position that utilities should not bear those costs. Many larger states, including California, New York, Massachusetts, Pennsylvania and Florida among others, are implementing large scale movements towards various forms of retail deregulation. It appears that most states will do so by the year 2000. These proposals are currently the subject of intensive debate and restructuring, and any such proposal is likely to undergo judicial review. Regulators and industry participants currently have extreme uncertainty as to whether and how far retail-level competition will be authorized, the treatment of stranded costs, the extent to which FERC's actions in the wholesale market will practically compel retail-level competition and the effects of any change.
As of the date of this Annual Report, however, no state authority has proposed or implemented any plan that would abrogate or impair existing long-term Power Contracts with Independent Power Projects. Instead, to the extent that long-term Power Contracts have rates above current avoided costs, the excess is being treated by most states as a form of stranded cost. Many states are providing that all or most of the stranded costs will be borne by ratepayers rather than Independent Power Projects or utilities. Typically, the state will require customers who change electricity suppliers to make payments to a fund used to reimburse utilities in part for the burden of stranded costs. Although this may lessen pressures on utilities to contest long-term Power Contracts, it may deter retail customers from switching to independent power suppliers.

Initial Effects of Trends

     Although, as mentioned above, it is impractical to predict all the consequences of the rapidly evolving trends in the electric power industry, certain patterns are beginning to emerge. First, as noted before, investment in new Independent Power Projects and in new utility generating capacity in the United States has substantially decelerated since 1993, as the larger participants in the development process (including developers, utilities, lenders and equipment suppliers) reassess their positions. Indeed, many of the largest participants have announced their intentions to concentrate their resources in developing countries in Europe and Asia. Similarly, lenders are more reluctant currently to extend large amounts of non-recourse financing for development of Projects and are insisting on larger equity investments by owners of Projects. The Trust believes that because it is focused on the independent power industry without competing business interests and because it seeks to make substantial equity investments in Projects, it has the ability to invest in attractive smaller Projects under these conditions.

     In response to the current perceived slowing of electricity demand growth, the prospect of wholesale competition and the relatively higher prices currently payable under some long-term Power Contracts, many electric utilities have refrained from entering into new, long-term Power Contracts with Independent Power Projects and have instead proposed to purchase electricity from Qualifying Facilities or other generators under short-term contracts. Competitive bidding by utilities, governmental units and in states where permitted, large industrial and commercial users for electricity supplies is becoming common. In 1995 and 1996, these competitive solicitations typically attracted large numbers of bids at prices substantially below prior utility prices. Although these solicitations cover a minuscule part of the wholesale market, they indicate that there is currently intense competition to sell new capacity from Independent Power Projects. Certain state regulators, in response to these conditions, have proposed or approved auctions to generating businesses of the rights to supply utilities. In response to these developments, the Trust currently seeks to purchase Projects with existing long-term Power Contracts so as to minimize exposure to volatile short-term markets. There is no assurance that it will be able to acquire those Projects or to do so on favorable terms.

     As a consequence of these trends and industry participants' reactions to them, many observers, including utilities, believe that there are temporary, regional surpluses of electric generating capacity. For example, in the spring of 1995, the California public utilities commission projected that the state's three largest utilities would not need additional generating capacity until 2004, and that there was a current small surplus of capacity. It should be noted, however, that the projections also foresaw a rapid increase of demand for capacity in the ten years following 2004. Similarly, on a nationwide level a 1995 estimate forecasted that 150,000 megawatts of capacity is currently provided by fossil-fuel power plants that are over 30 years old and are approaching the ends of their expected useful lives, that most nuclear power plants are facing relicensing proceedings that normally require extensive reconstruction, and that up to 10% of all U.S. generating capacity may be up for replacement in the next 15 years. Accordingly, one of the most important and difficult questions for determination is whether the current reluctance to finance and build additional generating capacity will lead to capacity shortages on a regional or national basis in the next ten years. Further, as the supply market becomes more fragmented and short-term, regulators and customers are raising concerns as to the dependability of supply.

     Another consequence of the current industry reluctance to commit to long-term increases in capacity and the perceived existence of regional surplus capacity is a short-term orientation on the part of many industry participants. Recently, many companies, including affiliates of fuel suppliers and utilities, have applied to FERC to act as electric power marketers, because they anticipate that if wholesale wheeling becomes significant there will be strong demand for brokers or market makers in electric power. It is uncertain whether power marketers will become significant factors in the electric power market. A related development is the creation of derivative contracts for hedging of and speculation in electricity supplies.
 A few developers and utilities are also considering the construction of "merchant power plants," which would be built without firm Power Contracts in hopes of marketing their output on the anticipated short-term, competitive wholesale or retail markets.

     With these conditions in mind, many observers see two primary strategies for Independent Power Projects to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or legislative actions do not abrogate the contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the competitive market. The Trust intends to focus on both possibilities and to maintain a focus on medium-to-long-term results. It also will consider Projects selling power to retail users rather than utilities.

     Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic. A number of large natural gas utilities have also acquired or are considering acquiring electric utilities. Industry observers have attributed this to the more entrepreneurial character of the gas industry, which has already been deregulated, and to the fact that natural gas is currently a preferred fuel for generating plants, which may encourage the combination of the fuel suppliers with fuel users to assure supply and reduce uncertainties. These consolidations and acquisitions tend to create additional competitive pressures in the electric power industry; however, this trend is also encouraging the divestiture of small Projects or Projects that are deemed less central to the operations of large, consolidated businesses. This may make attractive Projects available for investment by the Trust but may also tend to depress the resale value of the Trust's Projects.

     The Providence and Maine Hydro Projects have long-term Power Contracts and the Trust intends to continue sales to the local utilities under those contracts, with no current plans to seek other customers. In the event that the Power Contracts were terminated for any reason, the Trust might seek to sell electricity to other customers, but its ability to do so profitably cannot be assured.

     The Pump Services Projects have short-term contracts with their agricultural hosts that can be terminated on 30 days' prior notice by either party. The profitability of each contract to the Trust and the benefits to the host depend upon the price of competing utility service and the efficient operation of the Project. Accordingly, these contracts are sensitive to outside market conditions. The Trust believes that the cost to its customers of its irrigation pump service is currently significantly less than the alternative costs of buying electricity from utilities or other providers to drive the pumps, and that it also offers superior reliability in many cases. Electricity rates in California are expected to be volatile as retail deregulation of the electricity industry proceeds and it is possible that the Projects' cost advantage may be eroded.

5.  Competition

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating Independent Power Projects. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of Independent Power Projects. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis.
 Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Trust.

     Competition to market its energy products is generally not a factor in the current operations of the Trust since the major Projects in which it invests and proposes to invest have entered into long-term agreements to sell their output at specified prices. However, a particular Project could be subject to future competition to market its energy products if its Power Contract expires or is terminated because of a default or failure to pay by the purchasing utility or other purchaser due to bankruptcy or insolvency of the purchaser or because of the failure of a Project to comply with the terms of the Power Contract; regulatory changes; loss of status as a Qualifying Facility; or other reasons. It is impossible at this time to estimate the level of marketing competition that the Trust would face in any such event.

6.  Regulatory Matters.

     Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. Since the Trust operates as a "business development company" under the 1940 Act, it is also subject to provisions of that act pertaining to such companies.

(i)  Energy Regulation.

(A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. Qualifying Facilities under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time. The Providence and Maine Hydro Projects are small power production facilities that rely upon Qualifying Facility status.

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back up power to Qualifying Facilities on a non-discriminatory basis.
 Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it was common for such contracts to be negotiated in the 1980's.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust currently believes that the Providence Project and the Maine Hydro Projects are Qualifying Facilities. Maintaining the Qualified Facility status of a Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational requirements of PURPA, such as fuel use, minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project. The Trust endeavors to comply with these requirements, but there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. The Pump Service Projects do not sell electricity to utilities or off-site customers and do not rely on interconnection with utilities; therefore, they need not be Qualifying Facilities.

(B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity.

     The 1992 Energy Act created the "exempt wholesale generator" category for entities certified by FERC as being exclusively engaged in owning and operating electric generation facilities producing electricity for resale. Exempt wholesale generators remain subject to FERC regulation in all areas, including rates, as well as state utility regulation, but electric utilities that otherwise would be precluded by the Holding Company Act from owning interests in exempt wholesale generators may do so.
Exempt wholesale generators, however, may not sell electricity to affiliated electric utilities without express state approval that addresses issues of fairness to consumers and utilities and of reliability.

(C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

     Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. If any of the Trust's electric power Projects failed to be a Qualifying Facility, it would have to comply with the FPA.

     The FPA also provides that any hydroelectric facility that is located on a navigable stream or that affects public lands or water from a government dam may not be constructed or be operated without a license from FERC. Certain facilities that were operating before 1935 are exempt, if the waterway is non-navigable, or "grandfathered" and do not require licenses so long as the facilities are not modernized or otherwise materially altered. Licenses are granted for 50 year terms. All but two of the Maine Hydro Projects (with a rated capacity of 2.1 Megawatts) are subject to licensing. Of these 12 Projects, five (with a rated capacity of 4.8 Megawatts) have current licenses that expire from time to time between the years 2019 and 2046 and four (3.1 Megawatts) are currently in the licensing process, which can take from three to five years. The Trust believes that it will obtain licenses for each of these. However, as noted above at
Item 1(c)(3) - Business - Narrative Description of Business - Project Operation, the licenses may include onerous conditions. Finally, five of the Maine Hydro Projects (with a rated capacity of 3.5 Megawatts) are exempt, grandfathered or are not subject to FERC licensing.

(D)  Fuel Use Act.  Projects may also be subject to the Fuel Use
Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal capable within the meaning of the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. Such jurisdiction results in state requirements to obtain certificates of public convenience and necessity to construct a facility and could result in regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state. State regulation of rates, classes of service, and entry into the industry is likely to end as deregulation continues.

(ii)  Environmental Regulation.

     The construction and operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000.
 Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed.

     The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a market for such allowances will develop. Projects fueled by natural gas are not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

     The Clean Air Act Amendments empower states to impose annual operating permit fees of at least $25 per ton of regulated pollutants emitted up to $100,000 per pollutant. To date, no state in which the Trust operates has done so. If a state were to do so, such fees might have a material effect on the Trust's costs of generation, in light of the relatively small size of the Trust's facilities as opposed to large utility generation plants that might benefit from the cap on fees.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have not developed expertise and experience in obtaining necessary licenses, permits and approvals, which will be the responsibility of each Project's managers and Project Sponsors. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project Sponsors to assist in evaluating the status of Projects regarding such matters.

(iii)  The 1940 Act

     Since its Shares are registered under the 1934 Act, the Trust is required to file with the Commission certain periodic reports (such as Forms 10-K (annual report), 10-Q (quarterly report) and 8-K (current reports of significant events) and to be subject to the proxy rules and other regulatory requirements of that act that are applicable to the Trust. The Trust has no intention to and will not permit the creation of any form of a trading market in the Shares in connection with this registration.

     On January 24, 1995, the Trust notified the Securities and Exchange Commission (the "Commission") of its election to be a "business development company" and registered its Shares under the 1934 Act. On March 24, 1995, the election and registration became effective. As a "business development company," the Trust was subject to prohibitions and restrictions on transactions between business development companies and their affiliates as defined in that act, and required that a majority of the board of the company be persons other than "interested persons" as defined in the act.

     In particular, Commission approval was required for certain transactions involving certain closely affiliated persons of business development companies, including many transactions with the Managing Shareholder and the other investment programs sponsored by the Managing Shareholder. The decision to co-invest in the Providence Project with Ridgewood Power III required approval of the Commission, which took more than eight months to obtain. The decision to co-invest in the New England Hydro Projects with Ridgewood Power V would also have required approval of the Commission. There was no assurance that the necessary approval for that co-investment or others could be obtained.

     Accordingly, in September 1996 the Managing Shareholder made a proxy solicitation requesting that the Investors in this Trust approve a proposal to end the Trust's status as a business development company. The purpose of the change was to allow the Trust to invest with other programs sponsored by the Managing Shareholder, with only the approval of the Trust's Independent Trustees. The Independent Trustees may not be "interested persons" (as defined by law) of the Trust or the Managing Shareholder. The Managing Shareholder advised the Investors of its belief that the change would end the delays and uncertainties of seeking approval from the Securities and Exchange Commission (the "Commission") for such transactions and therefore would increase opportunities for the Trust to diversify its investments and to increase the size and quality of the potential investment pool.

     A majority in interest of the Investors approved an amendment to the Trust's Declaration of Trust by written consent.
 The amendment and the termination of business development company status became effective on October 3, 1996. In summary, the amendment authorized the Trust to withdraw the business development company election. It also defined a "Ridgewood Program Transaction" as a transaction with a Ridgewood Program, an entity controlled by a Ridgewood Program or Programs, or an entity in which a Ridgewood Program or Program has invested, that would otherwise be prohibited by the 1940 Act. The amendment stated that Ridgewood Program Transactions will not be subject to any provision of the 1940 Act or rules thereunder that would restrict the Trust or entities the Trust controls or has invested inform entering into Ridgewood Program Transactions. Instead, a Ridgewood Program Transaction must be approved either by the Managing Shareholder and a majority of the Independent Trustees, or by a majority of the Independent Trustees and a Majority of the Investors. No express standards for approval are specified, although the Managing Shareholder and the Independent Trustees are subject to the fiduciary requirements of Delaware law in making their decisions.

     The amendment also required the Trust to continue to comply with all other requirements of the 1940 Act as if the Trust continued to be a business development company, except that the Trust would not be required to file any reports required of business development companies with the Commission or any other regulatory agency. With regard to the requirements that the Trust will continue to adhere to, the Trust will not be able to request exemptive relief from or to take actions requiring approval by the Commission, and the Commission will not have the ability to regulate the Trust under the 1940 Act, because the Trust will no longer be subject to the Commission's authority over business development companies.

     The requirements of the 1940 Act that the Trust has promised to comply with, and those that it will not be required to follow, are listed in Exhibit 99 to this Annual Report on Form 10-K.
Some of those requirements that are particularly relevant to the Trust's acquisitions of Projects are described below.

     The Trust may not acquire any asset other than a "Qualifying Asset" unless, at the time the acquisition is made, Qualifying Assets comprise at least 70% of the Trust's total assets by value. The principal categories of Qualifying Assets that are relevant to the Trust's activities are:

(A) Securities issued by "eligible portfolio companies" that are purchased by the Trust from the issuer in a transaction not involving any public offering (i.e., private placements of securities). An "eligible portfolio company" (1) must be organized under the laws of the United States or a state and have its principal place of business in the United States; (2) may not be an investment company other than a small business investment company licensed by the Small Business Administration and wholly-owned by the Trust and (3) may not have issued any class of securities that may be used to obtain margin credit from a broker or dealer in securities. The last requirement essentially excludes all issuers that have securities listed on an exchange or quoted on the National Association of Securities Dealers, Inc.'s national market system, along with other companies designated by the Federal Reserve Board. Except for temporary investments of the Trust's available funds, substantially all of the Trust's investments are expected to be Qualifying Assets under this provision.

(B) Securities received in exchange for or distributed on or with respect to securities described in paragraph (A) above, or on the exercise of options, warrants or rights relating to those securities.

(C) Cash, cash items, U.S. Government securities or high quality debt securities maturing not more than one year after the date of investment.

     A business development company must make available "significant managerial assistance" to the issuers of Qualifying Assets described in paragraphs (A) and (B) above, which may include without limitation arrangements by which the business development company (through its directors, officers or employees) offers to provide (and, if accepted, provides) significant guidance and counsel concerning the issuer's management, operation or business objectives and policies.

     A business development company also must be organized under the laws of the United States or a state, have its principal place of business in the United States and have as its purpose the making of investments in Qualifying Assets described in paragraph (A) above.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

     The Trust has committed funds to Projects located in Rhode Island, Maine and California. Although the Managing Shareholder from time to time considers potential projects located outside the United States as potential investments for the Trust, the Trust has not acquired any Project located outside the United States.

(e)  Employees.

     The Trust has no employees.  The persons described below at
Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c)), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships in which the Trust has an interest.

                                                     Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                     Interests  Lease      Acreage    Project               of
Project    Location  in Land  Expiration   of Land    (Actual          Project
                                                     or Projected)

Provi-     Providence,
 dence     Rhode   Leased    2020        4      10,000      Landfill
           Island                                           gas-fired
                                                           generation
                                                             facility
Maine
 Hydro     14 sites
           in Maine          n/a       less       n/a          Hydro-
                   Owned               than                  electric
                                        25                 facilities
Pump
 Services  Ventura                                           Natural-
           County,                                         gas-fueled
           California        n/a       nominal    n/a     engines for
                   Licensed                                irrigation
                                                        pumps located
                                                           on various
                                                                farms

Item 3.  Legal Proceedings.

     There are no legal proceedings involving the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust solicited the consents of its Investors to the withdrawal of its election to be a business development company and to the associated amendment to its Declaration of Trust as follows:

1. A solicitation of consents was made by mailing to all Investors of record on September 9, 1996 proxy materials and a form of written consent. As of that date, there were 481.16669 Investor Shares issued and outstanding, of which 1 share was held by the Managing Shareholder or its affiliates and which was ineligible to vote on amendments to the Declaration of Trust. Accordingly, 480.16669 Investor Shares were eligible to vote on the amendment to the Declaration and 481.16669 Investor Shares were eligible to vote on the withdrawal of the election under the the 1940 Act.

2. The mailing was made beginning on September 9, 1996 and ending September 11, 1996.

3. The final tabulation of written consents was made at and after the close of business on October 2, 1996 and was as follows:

Investor Shares (other than those held by the Managing
Shareholder or its Affiliates) voted

  Consenting to the Conversion Proposal               250.1130
  Declining to consent to the Conversion Proposal       8.3162
  Consents with questions as to form and not
   tabulated as consenting                             67.0760

4.  Accordingly, the holders of more than 50% of the outstanding
Investor Shares eligible to vote on the amendment to the Declaration of Trust consented thereto.

5. The Managing Shareholder voted the one Investor Share owned of record by it in favor of the withdrawal of the business company election. Accordingly, the holders of more than 50% of all outstanding Investor Shares as of September 9, 1996 consented to the withdrawal of the business development company election and the withdrawal was approved by a majority of the outstanding Investor Shares under the provisions of the 1940 Act.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

(a)  Market Information.

     The Trust sold 476.8 Investor Shares of beneficial interest in the Trust in its private placement offering, which concluded on September 30, 1996. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration, as well as under federal and state laws regulating securities. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein.
 Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

(b)  Holders

     As of the date of this Form 10-K, there are 941 record holders of Investor Shares.

(c)  Dividends

     The Trust made no distributions for the year 1995 and made distributions as follows in 1996:

                                        Year ended
                                      December 31,
                                              1996
Total distributions to Investors        $1,659,928
Distributions per Investor Share             3,481
Distributions to Managing Shareholder      $16,767

     Distributions are made on a monthly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

     Subject to the other factors described in this Annual Report on Form 10-K, the Trust's goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 14% of their Capital Contributions to the
Trust. Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves.
 For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.


Supplemental Information                       As of and for the
 Schedule                               Period from Commencement
 Selected Financial      As of and for the     of Share Offering
 Data                       Year Ended        (February 6, 1995)
                         December 31, 1996          through
                                               December 31, 1995
                                                     (Restated)*
Total Fund Information:
Net sales                   $4,087,722                        $0
Net income (loss)               72,769                  (156,133)
Net assets (shareholders'
 equity)                    38,746,599                13,502,131
Investments in Project
 development limited
 partnerships, power
 generation equipment
 and developmental costs    21,055,251                   832,236
Investment in electric
 power sales contract
 (net of amortization)       7,875,753                         0
Total assets                52,274,481                13,890,163
Long-term obligations        5,440,260                         0
Per Share of Trust
 Interest:
  Revenues                      $9,121                        $0
  Net income (loss)                153                      (963)
  Net asset value               81,264                    83,295
Distributions to Investors       3,517                         0

* Restated on consolidation and fair value principles. See Item 8 - Financial Statements and Supplementary Data.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented elsewhere herein. During 1995, the Trust had not yet acquired any interests in Projects and its activities were limited to organizational and offering efforts and to initial review of potential investments.

     12 months ended December 31, 1996 versus period from February 6, 1995 to December 31, 1996.

     The Trust acquired the Pump Services Project at the end of 1995 and acquired its interest in the Providence Project on April 16, 1996. The Trust closed on the acquisition of its 50% interest in the Maine Hydro Projects on December 23, 1996. Accordingly, the 1995 results reflected only income earned on interim investments and Trust-level administration expenses, while the 1996 results primarily reflect the results of the Providence Project, and insignificant results from the Pump Services and Maine Hydro Projects.

     Total 1996 revenues from the operating Projects were $4,349,000 and, after subtracting the $2,992,000 cost of sales, the 1996 gross profit from operations was $1,357,000 (a 31.2% operating margin). Other operating expenses, primarily reflecting the costs of administering the Trust and carrying on its investment program, totalled $1,994,000, as compared with $454,000 in 1995. The 338.9% increase was caused primarily by the $888,000 management fee (3% of net asset value) that was charged for the first time in 1996 and a $323,000 (106.0%) increase in the investment fee. The increase in the investment fee was directly proportional to the higher level of sales of Investor Shares in 1996. Because the offering has closed, no investment fee is expected to be charged in 1997, which will decrease operating expenses by $628,000. There was also a $304,000 (441.7%) increase in general and administrative expenses, reflecting the larger size of the Trust, the increase in the number of Investors and the costs of the proxy solicitation and related legal and accounting expenses. After taking these increases in expenses into account, the operating loss for 1996 increased by only $183,000 (40.2%) from 1995 to 1996.

     Non-operating income in 1996 (up $700,000, or 234.6% from
1995) was made up of interest income on the Trust's uninvested funds and a small amount of accrued income from the eight days on which the Trust owned an interest in the Maine Hydro Projects, net of $395,000 of interest expense on the debt encumbering the Providence Project. As the Trust makes investments in 1997 and distributes operating net cash flow to investors, the uninvested funds are expected to be substantially reduced and interest income accordingly is expected to fall significantly. However, the Trust's share of income from the Maine Hydro Projects for the full year of 1997 is expected to equal or exceed the decrease in interest income, although no assurance can be made that this will occur.

     Distributions from the Providence Project for 1996 were low (an 11.6% annualized return on investment) but within expectations. At the time the Project was purchased its profitability was low and the Trust planned to make major investments and changes to operations to increase efficiency. As discussed above, electric output has increased by an average of 33% in the 8-1/2 months in which RPMC has operated the Project.

Liquidity and Capital Resources.

     As of March 21, 1997, the Trust had raised approximately $39.6 million of funds from its offering, net of offering fees and expenses. The Trust has invested approximately $12.9 million in the Providence Project, approximately $6.8 million in the Maine Hydro Projects, $.7 million in the Pump Services Project and $.5 million in equipment and has approximately $18.8 million available for further investment and Trust expenses. The Trust believes that these funds will be adequate for its future investment program.

     Industry trends that may affect results of operations in 1997 and beyond are discussed above at Item 1(c)(4) - Business -
Trends in the Electric Utility and Independent Power Industries.


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

  Report of Independent Accountants                   F-2
  Statement of Operations for Year Ended
   December 31, 1996 and for Period
   from Commencement of Share Offering
   (February 6, 1995) through December 31, 1995       F-3
  Balance Sheet at December 31, 1995                  F-4
  Statement of Changes in Shareholders' Equity for
   Period from Commencement of Share Offering
   through December 31, 1995                          F-5
  Statement of Cash Flows for
   Period from Commencement of Share Offering
   through December 31, 1995                          F-6
  Notes to Financial Statements               F-7 to F-13

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles for operating companies, using consolidation and equity method accounting principles.
This differs from the basis used by the three prior independent power programs sponsored by the Managing Shareholder, which present the Trust's investments in Projects on the estimated fair value method rather than the consolidation and equity accounting method. The financial statements for 1995 have been restated on the same basis used for 1996. No material changes in net income or cash flow resulted..

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, Price Waterhouse LLP, have been engaged by the Trust.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power Corporation has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust).
 The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     The Managing Shareholder was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II") and Ridgewood Power III and Ridgewood Power V as Delaware business trusts to participate in the independent power industry. The business objectives of these four trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 46 limited partnership funds and one business trust over the last 12 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 50, has also served as President of the Trust since its inception in November 1992 and as President of RPMC, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III and Ridgewood Power V since their respective inception. Mr. Swanson has been President, registered principal, sole director and sole stockholder of Ridgewood Securities Corporation, the Placement Agent for the private placement offerings of the Trust and those four trusts. In addition, he has been President, sole director and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 38, has served as Executive Vice President of the Managing Shareholder, RPMC, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III and Ridgewood Power V since their respective inceptions, with primary responsibility for marketing and acquisitions. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 42, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMC and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMC, and the five trusts in October 1996. Mr. Brown has over 19 years experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 48, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts sponsored by the Managing Shareholder and RPMC in November 1996. Under a consulting arrangement which concluded on March 31, 1997, Mr. Quinn devoted a majority of his time to the business of Ridgewood Power and RPMC while continuing his other activities. On that date, he became a full-time officer of Ridgewood Power and RPMC.

     Mr. Quinn has 27 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President-Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 44, has served as Vice President of the Managing Shareholder, RPMC, the Trust, and the other four trusts sponsored by the Managing Shareholder since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

     Donald C. Stewart, age 52, serves as an advisor and consultant to the Trust and is expected to be actively involved in reviewing the Trust's acquisitions and operations. Mr. Stewart has 25 years of expertise in the field of independent power generation, fuel procurement, engineering and finance. Mr. Stewart spent the first ten years of his business career as a certified public accountant with a major international firm. He has been the Chairman of Vermont Gas Systems, a regulated public utility, President of Consolidated Power Company, a developer of large scale cogeneration projects and President of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment. Mr. Stewart has a Bachelor of Science degree from Lehigh University.

     Douglas R. Wilson, age 37, joined Mr. Stewart in October 1996 to provide financial advisory services for evaluating, structuring and overseeing the Trust's investments. He has over 13 years of capital markets experience, including specialization in complex lease and project financings and in energy-related businesses. From January 1993 until October 1996, he was associated with BTM Capital Corporation, the structured finance unit of the Bank of Tokyo-Mitsubishi. Before that he earned a Master's degree in Business Administration from the Wharton School of the University of Pennsylvania from September 1990 through May 1992. He has a Bachelor of Business Administration degree from the University of Texas.

(c)  Management Agreement.

     The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

     The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Trust will pay all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Trust mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust will reimburse the Managing Shareholder for all such Trust expenses paid by it.

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at
Item 13.  Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) has approved the initial Management Agreement and its renewal. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1998 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other principal officers of the Trust are identical to those of the Managing Shareholder. The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.


(e)  The Trustees.

     The 1940 Act requires the Independent Trustees to be individuals who are not "interested persons" of the Trust as defined under the 1940 Act (generally, persons who are not affiliated with the Trust or with affiliates of the Trust).
There must always be at least two Independent Trustees; a larger number may be specified by the Board from time to time. Each Independent Trustee has an indefinite term. Vacancies in the authorized number of Independent Trustees will be filled by vote of the remaining Board members so long as there is at least one Independent Trustee; otherwise, the Managing Shareholder must call a special meeting of Investors to elect Independent Trustees. Vacancies must be filled within 90 days. An Independent Trustee may resign effective on the designation of a successor and may be removed for cause by at least two-thirds of the remaining Board members or with or without cause by action of the holders of at least two-thirds of Shares held by Investors. Under the Declaration, the Independent Trustees are authorized to act only where their consent is required under the 1940 Act and to exercise a general power to review and oversee the Managing Shareholder's other actions. They are under a fiduciary duty similar to that of corporation directors to act in the Trust's best interest and are entitled to compel action by the Managing Shareholder to carry out that duty, if necessary, but ordinarily they have no duty to manage or direct the management of the Trust outside their enumerated responsibilities.

     The Independent Trustees of the Trust are John C. Belknap and Dr. Richard D. Propper. Mr. Belknap and Dr. Propper also serve as independent trustees for Ridgewood Power I. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 50, joined OfficeMax Inc. in December 1995 as Executive Vice President and Chief Financial Officer. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retain chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

     From January 1990 until February 1994, Mr. Belknap consulted in a variety of strategic corporate transactions, including mergers and acquisitions, divestitures and refinancing. One such transaction involved the recapitalization and change of control of Finlay in May 1993. From 1979 to 1985, Mr. Belknap served as Chief Financial Officer of Kay Corporation ("Kay"), the parent of Kay Jewelers, Inc. ("KJI"), a national chain of jewelry stores and leased jewelry departments in major department stores. He served as Chief Financial Officer of KJI from 1974 to 1979 and as its Assistant Controller from 1973 to 1974. Between 1970 and 1973, Mr. Belknap was a senior auditor at Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Belknap earned BA and MBA degrees from Cornell University.

     Dr. Richard D. Propper, age 47, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power I, Ridgewood Power II, Ridgewood Power III and of an oil and gas business trust sponsored by Ridgewood and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

     The Trustees are not liable to persons other than Shareholders for the obligations of the Trust.

     The Trust has relied and will continue to rely on the Managing Shareholder and engineering, legal, investment banking and other professional consultants (as needed) and to monitor and report to the Trust concerning the operations of Projects in which it invests, to review proposals for additional development or financing, and to represent the Trust's interests. The Trust will rely on such persons to review proposals to sell its interests in Projects in the future.

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the members of the Board and each of the executive officers of the Trust did not file on a timely basis as required by Section 16(a) of the 1934 Act Forms 3 reporting their status as directors or officers of the Trust and their beneficial ownership. Mr. Brown and Mr. Quinn filed Form 3 in December 1996 and the remaining officers and directors did so in April 1997. The number of transactions that were not reported on a timely basis by each of these persons was zero.

(g) Ridgewood Management.

     As discussed above at Item 1 - Business, RPMC has assumed day-to-day management responsibility for the Providence Project, effective April 16, 1996. Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It has entered into an "Operation Agreement" under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. To the extent that those services were provided by the Managing Shareholder and related directly to the operation of the Project, RPMC will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMC will share space and facilities with the Managing Shareholder and its Affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs.
Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMC for the full amount of rent, utility supplies and office expenses allocable to RPMC. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPMC's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMC will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMC; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMC will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects.
RPMC will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing
Shareholder or the Trust's officers, although it may be authorized to act on behalf of the subsidiaries that own
Projects.

     The Operation Agreement does not have a fixed term and is terminable by RPMC, by the Managing Shareholder or by vote of a majority of interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMC; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMC shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President), Joseph A. Heyison, General Counsel, and Douglas V. Liebschner, Vice President - Operations. Mr. Heyison, age 42, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from the University of Pennsylvania Law School in 1979.

      Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed (CFB) power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite waste coal burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander.
 While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on the Managing Shareholder's business. In 1996 and in future years, the Managing Shareholder has compensated these persons without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at allocated cost for services provided by RPMC's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13. Certain Relationships and Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Trustee is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly, in January 1995 and following years, the Trust paid each Independent Trustee $5,000 for his services. The Board of the Trust is entitled to review the compensation payable to the Independent Trustees annually and increase or decrease it as the Board sees reasonable. The Trust is not entitled to pay the Independent Trustees compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without prior Board approval.

     Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The Managing Shareholder purchased for cash one full Investor Share. By virtue of its purchase of Investor Shares, the Managing Shareholder is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other Trustees or executive officers of the Trust acquired Investor Shares in the Trust's offering. No person beneficially owns 5% or more of the Investor Shares.

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering).
The management rights of the Managing Shareholder are described in further detail above at Item 1 - Business and below in Item
10. Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

     The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Trust deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed during the year an amount equal to 14% of their total capital contributions (a "14% Priority Distribution"), and thereafter all remaining distributions from the Trust during the year, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 80% to Investors and 20% to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder 20%.

     For any fiscal period, the Trust's net profits, if any, other than those derived from dispositions of Trust Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 14% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Trust Property, are allocated 80% to the Investors and 20% to the Managing Shareholder. If the Trust realizes net losses for the period, the losses are allocated 80% to the Investors and 20% to the Managing Shareholder until the losses so allocated offset any net profits from prior periods allocated to the Shareholders. Any remaining net losses are allocated 99% to the Investors and 1% to the Managing Shareholder. Revenues from dispositions of Trust Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

     On liquidation of the Trust, the remaining assets of the Trust after discharge of its obligations, including any loans owed by the Trust to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until Payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

     The Trust did not make any distributions in 1995 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1996 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                       Paid to              1996          1995
Management fee            Managing
                          Shareholder      $888,209            $0
Cost reimbursements*      RPMC            2,957,000             0
Investment fee            Managing
                          Shareholder       627,561       304,697
Placement agent fee
 and sales commissions    Ridgewood
                          Securities
                          Corporation       315,493       172,674
Organizational,
 distribution and
 offering fee             Managing
                          Shareholder     1,892,959       954,342

* These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas but including an allocation of RPMC overhead) of the Providence Project.

     The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder's services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.

     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Providence and Pump Services Projects. Beginning in 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs and allocable overhead, are described at Item 10(f) - Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b)  Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1996.

     (c)  Exhibits

     3A. Certificate of Trust of the Registrant is incorporated by reference to Exhibit 3A of Registrant's
          Registration Statement filed with the Commission on February 15, 1994.

     3B. Declaration of Trust of the Registrant is incorporated by reference to Exhibit 3B of Registrant's Registration
          Statement filed with the Commission on February 19, 1994.

     3C.  Amendment No. 1 to Declaration of Trust.    Page 76

     10A.  Asset Acquisition Agreement by and among Northeast
           Landfill Power Joint Venture, Northeast Landfill Power
           Company, Johnson Natural Power Corporation and
           Ridgewood Providence Power Partners, L.P. , is incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the
           Commission on May 2, 1996.

     10B. Agreement of Merger, dated as of July 1, 1996, by and among Consolidated Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro, Inc., Ridgewood Maine Power Partners, L.P. and Ridgewood Maine Hydro Corporation. Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1997.

     10C. Letter, dated November 15, 1996, amending Agreement of Merger. Incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 9, 1997

     10D.  Letter, dated December 3, 1996, amending Agreement of
           Merger. Incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1997.

     10E. Operation, Maintenance and Administration Agreement, dated November __, 1996, by and among Ridgewood Maine Hydro Partners, L.P., CHI Operations, Inc. and Consolidated Hydro, Inc. Incorporated by reference to
           Exhibit 10 of the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1997.

     10F. Management Agreement, dated as of __________, 1996, between the Registrant and Ridgewood Power Corporation
                                                        Page 81

     10G.  Operation Agreement, dated as of April 16, 1996, among the Registrant, Ridgewood Providence Corporation and
           Ridgewood Power Management Corporation       Page 89

     The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

     21.   Subsidiaries of the Registrant               Page 95

     24.   Powers of Attorney                           Page 96

     27.   Financial Data Schedule                      Page 97

     99.   Listing of Statutory Provisions
           that the Trust Agrees to Comply with         Page 99



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST IV
 (Registrant)


By:/s/ Robert E. Swanson    President and Chief    April 14, 1997
       Robert E. Swanson     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert E. Swanson    President and Chief    April 14, 1997
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 15, 1997

By:/s/ Kathleen P. McSherry   Controller           April 15, 1997
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 14, 1997

By:/s/ Robert E. Swanson    President
       Robert E. Swanson


 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 1997
       John C. Belknap


 /s/              *       Independent Trustee      April __, 1997
       Richard D. Propper



  As attorney-in-fact for Independent Trustee

Ridgewood Electric Power Trust IV

Consolidated Financial Statements

December 31, 1996 and 1995

























                             -F1-

1177 Avenue of the Americas         Telephone 212 596 7000
New York, NY 10036                  Facsimile 212 596 8910
[Letterhead of Price Waterhouse LLP]

Report of Independent Accountants

March 24, 1997

To the Shareholders and Trustees of
Ridgewood Electric Power Trust IV

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the period February 6, 1995 (commencement of share offering) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 2, effective on October 2, 1996, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation under the Investment Company Act of 1940. As a result, generally accepted accounting principles for investment companies no longer applied to the Trust and the Trust adopted generally accepted accounting principles applicable to operating companies. The financial statements of the Trust have been restated to reflect the application of generally accepted accounting principles for operating companies for the period from February 6, 1995 (commencement of share offering) to October 2, 1996..

/s/  Price Waterhouse LLP



                               -F2-

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations

                                                                  Commencement
                                                             of Share Offering
                                                               February 6,1995
                                               Year Ended              through
                                             December 31,         December 31,
                                                     1996                 1995
                                                                      Restated

Net sales                                    $  4,087,722      $          ---
Sublease income                                   261,375                 ---
    Total revenue                               4,349,097                 ---

Cost of sales, including depreciation
 and amortization of $747,452 in 1996           2,991,835                 ---

Gross profit                                    1,357,262                 ---

General and administrative expenses               372,415              68,752
Management fee                                    888,209                 ---
Investment fee                                    627,561             304,697
Project due diligence costs                        63,052              50,000
Other expenses                                     43,160              31,089
    Total other operating expenses              1,994,397             454,538

Income (loss) from operations                    (637,135)           (454,538)

Other income (expense):
  Interest and dividend income                  1,294,037             298,405
  Interest expense                               (394,665)                ---
  Income from hydroelectric projects               99,224                 ---
     Net other income                             998,596             298,405

Income (loss) before minority interest            361,461            (156,133)

Minority interest in the earnings
 of the Providence Project                       (288,692)                ---

Net income (loss)                            $     72,769      $     (156,133)



See accompanying notes to the consolidated financial statements.

                               -F3-

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
December 31, 1996 and 1995

                                                     1996                 1995
                                                                      Restated

Assets:
Cash and cash equivalents                   $  22,685,829         $ 12,998,463
Maintenance reserve fund                          394,070                  ---
Accounts receivable, trade                      1,065,181                  ---
Other receivables                                 109,999               59,464
Spare parts inventory                             383,810                  ---
Prepaid royalty expense                           144,535                  ---

     Total Current Assets                      24,783,424           13,057,927

Investments:
Investment in hydroelectric projects            6,806,511                  ---
Electric power equipment held for resale          455,182              455,182
Due diligence costs relating to
 potential power projects                         245,828               23,435

Machinery and Equipment:                       11,889,451              353,619
  Less- Accumulated depreciation                 (357,109)                 ---

Electric Power Sales Contract                   8,266,096                  ---
  Less- Accumulated amortization                 (390,343)                 ---

Debt Reserve Fund                                 575,441                  ---

Total Assets                                 $ 52,274,481         $ 13,890,163

Liabilities and Shareholders' Equity:

Current maturities of long-term debt         $    538,191         $        ---
Accounts payable and accrued expenses             569,106               34,413
Due to affiliates                                  92,057              353,619
     Total Current Liabilities                  1,199,354              388,032

Long-term debt, less current portion            5,440,260                  ---
Minority interest in the Providence
 Project                                        6,888,268                  ---

Shareholders' Equity:
Shareholders' Contributions
 (476.8 and 162.1 shares
 issued and outstanding at
 December 31, 1996 and 1995,
 respectively)                                 38,829,963           13,503,692
 Retained deficit                                 (83,364)
(1,561)
     Total Shareholders' Equity                38,746,599           13,502,131

     Total Liabilities and
 Shareholders' Equity                        $ 52,274,481         $ 13,890,163


See accompanying notes to the consolidated financial statements.

                               -F4-

Ridgewood Electric Power Trust IV
Consolidated Statement Of Changes In Shareholders' Equity
For The Year Ended December 31, 1996 and The Period February 6,
1995 To December 31, 1995

                                                    Managing
                             Shareholders        Shareholder             Total

Initial capital
 contributions, net
 (162.10 shares)             $ 13,658,264     $          ---     $  13,658,264

Net loss for the period          (154,572)            (1,561)
(156,133)

Shareholders' equity,
 December 31, 1992
  (162.10 shares)              13,503,692             (1,561)       13,502,131

Capital contributions,
 net (476.8 shares)            26,848,394                ---        26,848,394

Cash distributions             (1,659,928)           (16,767)
(1,676,695)

Net income for the year            71,041                728            72,769

Shareholders' equity,
 December 31, 1996
 (476.8 shares)              $ 38,764,199            (17,600)    $  38,746,599




See accompanying notes to the consolidated financial statements.

                                   -F5-

<PAGE

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows
For the Year Ended December 31, 1996 and the Period February 6,
1995 to December 31, 1995

                                                     1996              1995

Cash flows from operating activities:
  Net income (loss)                          $     72,769        $   (156,133)

Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                   747,452                 ---
  Prepaid and accrued royalties- net              777,886                 ---
  Minority interest in earnings                   288,692                 ---
  Equity in income of unconsolidated
   hydroelectric projects                         (99,224)                ---

Changes in assets and liabilities:
  Increase in maintenance reserve fund            (14,164)                ---
  Increase in accounts receivable, trade         (418,433)                ---
  Increase in other receivables                   (50,535)            (59,464)
  Decrease in customer escrow fund              1,119,115                 ---
  Increase in accounts payable and
   accrued expenses                               343,508              34,413
  Decrease in due from affiliate                 (261,562)                ---
  Other- net                                       76,628                 ---

     Total adjustments                          2,509,363             (25,051)

Net cash provided by (used in)
 operating activities                           2,582,132            (181,184)

Cash used in investing activities:
  Investment in the Providence Project,
   net of minority interest and cash
   purchased                                   (8,817,823)                ---
  Investment in hydroelectric projects         (6,707,287)                ---
  Capital expenditures                         (1,928,332)                ---
  Due diligence costs on potential
   projects                                      (222,393)            (23,435)
  Purchase of electric generating
   equipment                                          ---            (455,182)

Net cash used in investing activities         (17,675,835)           (478,617)

Cash provided by (used in) financing activities:
  Proceeds from shareholders' contributions    31,495,223          16,017,470
  Selling commissions and offering costs
   paid                                        (4,646,829)         (2,359,206)
  Cash distributions to shareholders           (1,676,695)                ---
  Payments to reduce long-term debt              (331,953)                ---
  Increase in debt reserve fund                   (58,677)                ---

     Net cash provided by financing
      activities                               24,781,069          13,658,264

Net increase in cash and cash equivalents       9,687,366          12,998,463

Cash and cash equivalents,
 beginning of period                           12,998,463                 ---

Cash and cash equivalents,
 end of period                              $  22,685,829       $  12,998,463

See accompanying notes to the consolidated financial statements.

                                -F6

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

1.  Organization and Purpose

Nature of Business

     Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation.
 The Trust began offering shares on February 6, 1995. The Trust commenced operations on May 10, 1995.

     The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). The power plants will sell electricity and/or heat energy to utilities and industrial users under long-term contracts.

"Business Development Company" Election

     The Trust made an election to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940. On January 24, 1995, the trust notified the Securities Exchange Commission of such election and registered its shares under the Securities Exchange Act of 1934 ("the 1934 Act"). On March 24, 1995, the election and registration became effective.

     On September 9, 1996, through a proxy solicitation the Trust requested investor consent to end the BDC status. As of October 2, 1996, more than 50% of the investors' shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.  Summary Of Significant Accounting Policies

Accounting Changes

     As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDC's, investments in power generation projects ere stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for all prior periods presented has been restated to reflect the use of consolidation and equity method accounting principles.

Principles of Consolidation and Accounting for Investment in Power Generation
Projects

     The consolidated financial statements include the accounts of the Trust and affiliates owned more than 50%. All material intercompany transactions have been eliminated.

     The Trust uses the equity method of accounting for its investment in an affiliate which is 50% owned because the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliate but does not control the affiliate. The Trust's share of the earnings of the affiliate is included in consolidated net income.

                               -F7-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

     The Trust considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Plant and Equipment

     Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

     Depreciation is recorded using the straight-line method over the following useful lives of the assets, which is 10 to 20 years. During 1996, the Trust recorded depreciation expense of $357,109.

Intangible Asset

     A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over 15 years on a straight-line basis. During 1996, the Trust recorded amortization expense of $390,343.

Electric Power Equipment Held for Resale

     The Trust owns certain used electric power equipment that is stated at cost, which approximates estimated net realizabe value.

Revenue Recognition

     Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contract.
Interest and dividend income is recorded when earned.

Income Taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trusts.

Offering Costs

     Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

Due diligence costs relating to potential power projects

     Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed, at the time of rejection.

                                -F8-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


3.  Acquisitions

     The Trust had the following investments in power generation projects and electric power equipment:

                               Nature of     Ownership       1996       1995
                               Ownership      Interest
Project Name

Providence Project          Partnerships         64.3%   $12,850,000  $  ---
Maine Hydro Project         Partnerships         50.0%     6,806,511     ---
California Pumping
 Project                   Direct Ownership     100.0%       697,730  353,619
Electric Power Equipment   Direct Ownership     100.0%       455,182  455,182

Providence Project

     In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust invested $12,721,500 and owns a 64.3% limited partnership interest in Providence Power. In addition, Ridgewood Providence Power Corporation, was formed as a Delaware corporation ("RPPCorp."). The Trust invested $128,500 and owns 64.3% of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power.

     On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). The Providence Project includes eight reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract.
The purchase price was $15,533,021 cash, including transaction costs and repayment of $3,000,000 of principal on the senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

     Through ownership in RPPCorp. and Providence Power, the Trust owns 64.3% of the Providence Project. The remaining 35.7% is owned by Ridgewood Electric Power Trust III ("Trust III"). Ridgewood Power Corporation is the managing partner of the Trust and Trust III.

     The acquisition of the Providence Project was accounted for as a purchase as of April 16, 1996, and the results of operations of the Providence Project have been included in the Trust's Consolidated Financial Statements since that date. The purchase price was allocated to the net assets acquired, based on their respective fair values. A portion of the purchase price ($8,266,096) was allocated to the Electric Power Sales Contract and is being amortized over 15 years.

     The following unaudited pro forma information has been prepared assuming the Providence Project was acquired as of the beginning of the periods presented.
The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the formation and acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results and does not reflect capital equipment additions and changes in operating management which have been made at the Providence Project subsequent to the acquisition.

                              -F9-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


                                                     Pro Forma Information
                                                        (Unaudited)
                                                     1996              1995

                    Net sales                  $5,511,642          $4,146,000
                    Income from Operations      1,032,806             712,975
                    Net Income (Loss)              88,558             (28,696)


Maine Hydro Projects

     On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). The Trust invested $6,740,570 and owns a 50% limited partnership interest in Ridgewood Hydro L.P. In addition, Ridgewood Maine Hydro Corporation, was formed as a Delaware corporation ("RMHCorp."). The Trust invested $65,941 and owns 50% of the outstanding common stock of RMHCorp., which is the sole general partner of Ridgewood Hydro L.P.

     On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $12,256,306 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,017,209. The Trust's 50% share of the cash consideration paid was $6,128,153. The remaining 50% was paid by Ridgewood Electric Power Trust V ("Trust V"). Ridgewood Power Corporation is the managing partner of the Trust and Trust V.

     The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects have been included in the Consolidated Financial Statements since December 23, 1996.

     The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow of a target amount The agreement has a five year term and can be renewed for two additional five year terms by mutual consent.

     Summarized financial information for the Maine Hydro
Projects are as follows:

          Balance Sheet Information at December 31, 1996

Current assets                           $  2,115,375
Electric Power sales contract              12,665,615
Other non-current assets                      800,000

    Total assets                         $ 15,580,990

Due to Trust IV                          $    113,194
Other current liabilities                   1,076,483
Non-current liabilities                     1,004,679
Partners' equity                           13,386,634
    Total liabilities and equity         $ 15,580,990

          Statement of Operations Information for the period
           September 5, 1996 to December 31, 1996

Revenue                                     $ 251,631
Operating expenses                             53,184
Net income                                  $ 198,447

                              -F10-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


California Pumping Project

     On December 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator pays for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996.
During 1996, the Trust acquired an additional 9 engines with a rated capacity of 1.2 megawatts at a purchase price of $344,111.
 At December 31, 1996, the Trusts total investment in the California Pumping Project was $697,730.

4.  Electric Power Equipment Held for Resale

     The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At
December 31, 1996 and 1995, the cost of such equipment was $455,182.

5.  Long-term Debt

     Following is a summary of Long-term Debt at December 31, 1996:

Senior secured non-recourse notes payable           $5,978,451
Less - Current maturity                                538,191
Total Long-term Debt                                $5,440,260

     The senior secured non-recourse notes are due in monthly installments of $90,738 including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the eight and one half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 1996, the cash balance in these reserve accounts were $575,441 and $394,070, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account have terminated and the cash balance in the reserve account has been released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

     Scheduled repayments of Long-term debt principal for the next five years are as follows:

                                      Year Ended
                                      December 31,              Repayment

                                         1997                    $538,191
                                         1998                     592,193
                                         1999                     651,613
                                         2000                     716,995
                                         2001                     788,937

                              -F11-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


6.  Fair Value of Financial Instruments

     At December 31, 1996, the carrying value of the Trust's cash, debt service and maintenance reserves and notes payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.  Electric Power Sales Contracts

     Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment of the aggregate differential to NEP in the event of default. At April 16, 1996, the aggregate differential amounted to $1,065,989. In October 1996, the aggregate differential decreased to zero and the cash held in escrow was released to Providence Power. For the eight and one half months ended December 31, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $3,946,077.

     The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

8.  Landfill Lease and Sublease

     Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. The lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. At the time of the acquisition of the Providence Project, Providence Power made a royalty prepayment to RISWMC of $925,000. For the year ended December 31, 1996, royalty expense relating to the RISWMC lease amounted to $588,456.

     Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

  1. Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts

                             -F12-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


installed and operating by the joint venture. Income recorded under the sublease amounted to $261,375 for the eight and one half months ended December 31, 1996.

  2. Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the eight and one half months ended December 31, 1996, amounted to $555,447.

9.  Transactions With Managing Shareholder and Affiliates

     The Trust also pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the period ended December 31, 1996 and 1995, the Trust paid fees for these services to the managing shareholder of $1,892,959 and $954,342, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

     The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended December 31, 1996 and 1995, the Trust paid investment fees to the managing shareholder of $627,561 and $304,697, respectively.

     The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed each year an amount equal to 14% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1996.

     The managing shareholder purchased one share of the Trust for $83,000. Through December 31, 1996, commissions and placement fees of $172,674 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

                              -F13-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


     Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the year ended December 31, 1996, Ridgewood Management charged Providence Power $337,228 for overhead items allocated in proportion to the amount invested in projects managed, and charged Providence Power for all of the remaining direct operating and non-operating expenses incurred during the period.







                              -F14-