Form 10-Q
period 1997-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1997-05-14
CIK 930364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997

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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                          March 31,      December 31,
                              1997            1996

Assets

Cash and cash
  equivalents          $ 21,635,276     $ 22,685,829
Maintenance reserve
  fund                      394,070          394,070
Accounts receivable,
  trade                     559,439        1,065,181
Other receivables            88,216          109,999
Spare parts inventory       383,810          383,810
Prepaid royalty
  expense                         0          144,535
Prepaid other                 3,721                0
Total current
  assets                 23,064,532       24,783,424

Investments:

Investment in
  hydroelectric
  projects                7,092,082        6,806,511
Electric power
  equipment held
  for resale                461,582          455,182
Deferred due
  diligence costs           309,100          245,828

Plant and
  equipment:             12,855,525       11,889,451

Less-accumulated
  depreciation             (477,203)        (357,109)

Electric power
  sales contract          8,266,096        8,266,096
Less-accumulated
  amortization             (528,111)        (390,343)

Debt reserve fund           575,441          575,441

Total assets           $ 51,619,044     $ 52,274,481

Liabilities and
 Shareholders'
 Equity

Current maturities
  of long-term debt     $   538,191     $    538,191
Accounts payable
  and accrued
  expenses                  545,937          569,106
Due to affiliates           383,492           92,057
  Total current
    liabilities           1,467,620        1,199,354

Long-term debt,
  less current
  portion                 5,310,498        5,440,260
Minority interest in
  the Providence
  Project                 6,697,675        6,888,268

Commitments and
  contigencies

Shareholders' equity
  (476.8 and 746.8
  shares issued
  and out- standing
  at 03/31/97 and
  12/31/96,
  respectively)          37,870,396       38,829,963
Retained earnings/
  (deficit)                 272,855          (83,364)
  Total shareholders'
    equity               38,143,251       38,746,599

Total liabilities
  and shareholders'
  equity               $ 51,619,044     $ 52,274,481

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED MARCH 31, 1997 AND MARCH 31, 1996
(Unaudited)

                               Three months      Three months
                              ended March 31,   ended March 31,
                                  1997             1996

Net sales                     $ 1,682,179       $    2,439
Sublease income                    92,250                0
  Total revenue                 1,774,429            2,439

Cost of sales,
 including depreciation
 and amortization
 of $257,862 in
 1997                           1,188,235                0

Gross profit                      586,194            2,439

General and administrative
  expenses                        103,296           20,464
Management fee                    292,980           46,970
Investment fee                        400          181,295
Project due diligence costs         5,479                0
Other expenses                      7,454                0
  Total other
   operating expenses             409,609          248,729

Income (loss) from
  operations                      176,585         (246,290)

Other income (expense):
  Interest and
   dividend income                249,470           61,911
  Interest expense               (167,450)               0
  Income from
   hydroelectric
   projects                       227,197                0
    Net other income              309,217           61,911

Income (loss) before
  minority interest               485,802         (184,379)

Minority interest in
  the earnings of the
  Providence Project             (129,582)               0

Net income (loss)             $   356,220       $ (184,379)

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
MARCH 31, 1996
(Unaudited)



                             Three months     Three months
                            ended March 31,  ended March 31,
                                 1997             1996

Cash flows from
 operating activities:
  Net income (loss)          $    356,220     $   (184,379)

Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:

 Depreciation and
  amortization                    257,862                0
 Amortization of
  prepaid and accrued
   royalties- net                 144,535                0
 Minority interest
  in earnings of the
  Providence Project              129,582                0
 Income from
  unconsolidated
  hydroelectric
  projects                       (227,197)               0
 Changes in assets
  and liabilities,
  net of effects of
  Providence Project
  purchase:
   Decrease (increase)
    in accounts receiv-
    able, trade                   505,742          (16,972)
   Decrease (increase)
    in other
    receivables                    21,783                0
   Decrease in
   customer escrow
   fund                                 0                0
   Increase (decrease)
    in accounts payable
    and accrued expenses          (23,169)        (130,451)
   Increase (decrease)
    in due from
    affiliate                     291,435                0
   Other- net                      (3,721)               0
   Total adjustments            1,096,852         (147,423)
   Net cash provided
    by (used in)
    operating
    activities                  1,453,072         (331,802)

Cash used in
 investing
 activities:
  Investment in
   the Providence
   Project                              0       (5,250,000)
  Investment in
   hydroelectric
   projects                       (58,374)               0
  Capital
   expenditures                  (966,074)               0
  Deferred due
   diligence costs                (63,272)               0
  Purchase of
   electric
   generating
   equipment                       (6,400)               0
    Net cash used
    in investing
    activities                 (1,094,120)      (5,250,000)

Cash provided by
 (used in) financing
 activities:
  Proceeds from
   shareholders'
   contributions                        0        7,951,685
  Selling commissions
   and offering
   costs paid                           0       (2,359,206)
  Cash distributions
   to shareholders               (959,567)        (291,000)
  Payments to reduce
   long-term debt                (129,762)               0
  Distribution to
   minority interest             (320,176)               0
    Net cash provided
     by financing
     activities                (1,409,505)       7,660,685

Net increase (decrease)
 in cash and cash
 equivalents                   (1,050,553)       2,078,883
Cash and cash
 equivalents,
 beginning of period           22,685,829       12,998,463
Cash and cash
 equivalents,
 end of period               $ 21,635,276     $ 15,077,346

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Purpose

Nature of Business

Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995. The Trust discontinued its offering of shares in March 1995 and commenced operations in May 1995.

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

Business Development Company Election

The Trust made an election to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("the 1940 Act"). On January 24, 1995, the Trust notified the Securities Exchange Commission of such election and registered its shares under the Securities Exchange Act of 1934 ("the 1934 Act"). On March 24, 1995, the election and registration became effective.

On September 9, 1996, through a proxy solicitation the Trust requested investor consent to end the BDC status. As of October 2, 1996, more than 50% of the investors shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.  Summary Of Significant Accounting Policies

Interim Financials

The consolidated financial statements for the quarters ended March 31, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

Accounting Changes

As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

accounting for investments. Accordingly, the financial data for all prior periods presented has been restated to reflect the use of consolidation and equity method accounting principles.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which is 10 to 20 years. For the period ended March 31, 1997 and March 31, 1996, the Trust recorded depreciation expense of $120,094 and $0, respectively.

Intangible Asset

A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over 15 years on a straight-line basis. For the period ended March 31, 1997 and March 31, 1996, the Trust recorded amortization expense of $137,768 and $0, respectively.

Electric Power Equipment Held for Resale

The Trust owns certain used electric power equipment that is stated at cost, which approximates estimated net realizable value.

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

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

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

3.  Acquisitions

The Trust has made the following investments in power generation projects and electric power equipment:


                       Nature of  Ownership  March 31,   December 31,
Project Name           Ownership  Interest    1997             1996

Providence Project   Partnerships   64.3%   $12,850,000   $12,850,000
Maine Hydro Project  Partnerships   50.0%     7,092,082     6,806,511
California Pumping    Direct
 Project              Ownership    100.0%       780,834       697,730
Electric Power        Direct
 Equipment            Ownership    100.0%       461,582       455,182

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

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


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

                                       Actual        ProForma
                                      March 31,      March 31,
                                        1997           1996

Net sales                             $1,679,485    $1,212,331
Income from Operations                   403,341       259,625
Net Income                               363,121        24,995


Maine Hydro Projects

On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). The Trust made investments and advances of $6,740,570 and owns a 50% limited partnership interest in Ridgewood Hydro L.P. In addition, Ridgewood Maine Hydro Corporation, was formed as a Delaware corporation ("RMHCorp."). The Trust invested $65,941 and owns 50% of the outstanding common stock of RMHCorp., which is the sole general partner of Ridgewood Hydro L.P.

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

The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500,adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount The agreement has a five year term and can be renewed for two additional five year terms by mutual consent.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


Summarized financial information for the Maine Hydro Projects are as follows:

Balance Sheet Information at March 31, 1997

Current assets   $  1,062,717        Due to Trust IV  $     43,027
Electric power                       Other current
 sales contract    12,416,194         liabilities          238,917
Other non-current                    Non-current
 assets               800,000         liabilities        1,004,679
                                     Partners'
                                      equity            12,992,288
Total assets      $14,278,911        Total liabilities
                                      and equity       $14,278,911


Statement of Operations Information for the period ending March
31, 1997

Revenue                            $1,441,852
Operating expenses                    438,780
Depreciation & Amortization           511,818
Other Income/(Expense)                (36,860)
            Net income            $   454,394

California Pumping Project

On December 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator pays for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996. During 1996, the Trust acquired an additional 9 engines with a rated capacity of
1.2 megawatts at a purchase price of $344,111. During the three months ended March 31, 1997 the Trust invested additional funds of $83,104 in the California Pumping projects. At March 31, 1997, the Trusts total investment in the California Pumping Project was $780,834.

4.  Electric Power Equipment Held for Resale

The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At March 31, 1997 and December 31, 1996, the cost of such equipment was $461,582 and $455,182, respectively.

5.  Long-term Debt

Following is a summary of long-term debt at March 31, 1997:

Senior secured non-recourse notes payable       $5,848,689
Less - Current maturity                            538,191
Total Long-term Debt                            $5,310,498

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


The senior secured non-recourse notes are due in monthly installments of $90,738 including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the eight and one half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At March 31, 1997, the cash balance in these reserve accounts were $575,441 and $394,070, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account have terminated and the cash balance in the reserve account will be released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.
Scheduled repayments of long-term debt principal for the next five years are as follows:

 Year Ended
December 31,       Repayment
       1997         $538,191
       1998          592,193
       1999          651,613
       2000          716,995
       2001          788,937


6.  Fair Value of Financial Instruments

At March 31, 1997, the carrying value of the Trust's cash, debt service and maintenance reserves and notes payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.  Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment of the aggregate differential to NEP in the event of default. At April 16, 1996, the aggregate differential amounted to $1,065,989. In October 1996, the aggregate differential decreased to zero and the cash held in escrow was released to Providence Power. For three months ended March 31, 1997 and March 31, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $1,679,485 and $0, respectively.

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

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

8.  Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. The lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. At the time of the acquisition of the Providence Project, Providence Power made a royalty prepayment to RISWMC of $925,000. For three months ended March 31, 1997 and March 31, 1996, royalty expense relating to the RISWMC lease amounted to $238,769 and $0, respectively.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

1. Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $92,250 and $0, respectively for the three months ended March 31, 1997 and March 31, 1996..

2. Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the three months ended March 31, 1997 and March 31, 1996 amounted to $214,120 and $0, respectively.

9.  Transactions With Managing Shareholder and Affiliates

The Trust also pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the period ended March 31, 1997 and March 31, 1996, the Trust paid fees for these services to the managing shareholder of $0 and $613,860, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

Ridgewood Electric Power Trust IV
         Notes to the Consolidated Financial Statements


The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended March 31, 1997 and March 31, 1996, the Trust paid investment fees to the managing shareholder of $400 and $181,295, respectively.

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the period ended March 31, 1997 and March 31, 1996, the Trust paid management fees to the managing shareholder of $292,980 and $46,970, respectively.

Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed each year an amount equal to 14% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the. distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). In all cases, after Payout the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through March 31, 1997.

The managing shareholder purchased one share of the Trust for $83,000. For the year ended March 31, 1997, commissions and placement fees of $263,883 were earned by Ridgewood Securities
Corporation, an affiliate of the managing shareholder.

Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. For the period ended March 31, 1997 and March 31, 1996, Ridgewood Management charged Providence Power $131,289 and $0, respectively, for overhead items allocated in proportion to the amount invested in projects managed, and charged Providence Power for all of the remaining direct operating and non-operating expenses incurred during the period.

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

Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements.

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

Dollar amounts in this discussion are generally rounded to the nearest
$1,000.


Three months ended March 31, 1997 versus three months ended
March 31, 1996

Results of Operations

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence and California Pumping Projects. The Trust uses the equity method of accounting for its investment in the Maine Hydro Projects, which are 50% owned by the Trust. The Trust's share of the earnings and cash flow earned by the Maine Hydro Projects is seasonal, peaking in the second and fourth quarters of the year (when high river flows generally produce a greater amount of electricity) and falling in the first and third quarters, when river flows are lower and equipment maintenance is performed.

For the quarter ended March 31, 1997, the Trust's net income increased to $356,000 from a net loss of $184,000 for the same quarter in 1996. The current quarter's earnings include equity in net income from the Maine Hydro Projects of $227,000, earnings, net of minority interest, from the Providence Project of $233,000, a minor contribution to earnings from the California Pumping Project of $3,000, interest and dividend income at the Trust level of $215,000, less Trust-level expenses of $322,000.

The Trust's only investment in the first quarter of 1996 was the California Pumping Project and the Trust had significant investment fee expenses relating to the share offering. The 1996 first quarter reflects expenses for investment fees, management fees and general and administrative expenses of $181,000, $47,000 and $20,000, respectively.

Liquidity and Capital Resources

At March 31, 1997, the Trust had $21,635,000 of cash available for investment in Projects. During the first quarter of 1997, cash flow provided by operation activities amounted to $1,453,000, of which $960,000 was distributed to shareholders of the Trust and $320,000 was distributed to the minority interest in the Providence Project.

During the first quarter of 1997, capital expenditures amounted to $966,000, most of which related to the installation of a ninth generator engine at the Providence
Project.

The Trust is in the process of obtaining a $500,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained will be further reduced by obtaining a line of credit.



Certain Industry Trends

The industry trend toward deregulation of the electric power generating and transmission industries has accelerated after the adoption of Order 888 by the Federal Energy Regulatory Commission ("FERC") on April 24, 1996. A number of major states, including California, have adopted proposals to allow "retail wheeling," which would allow any qualified generator to use utility transmission and distribution networks to sell electricity directly to utility customers. Other states, such as Massachusetts, Maine and Rhode Island, are preparing their own initiatives. As a result, profound changes in the industry are occurring, marked by consolidations of utilities, large scale spin-offs or sales of generating capacity, reorganizations of power pools and transmission entities, and attempts by electric utilities to recover stranded costs and alter power purchase contracts with independent power producers such as the Trust.

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor state authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in states where it does business.

It must be remembered, however, that legislative and regulatory action is unpredictable and that at any time federal or state legislatures or regulators could adopt measures that would be materially adverse to the Trust's business. Further, volatile market conditions could adversely affect the Trust's operations and the actions of other industry participants, such as electric utilities, which in turn could affect the Trust.



PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           An Amendment No. 1 to Current Report on Form 8-K, was filed during this quarter for the purpose of including audited financial statements for the Maine Hydro Projects.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  May 14, 1997      By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)