Form 10-Q
period 1997-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1997-08-15
CIK 930364

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997

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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

                    RIDGEWOOD ELECTRIC POWER TRUST IV
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                          June 30,      December 31,
                              1997            1996

Assets

Cash and cash
  equivalents          $ 20,371,752     $ 22,685,829
Maintenance reserve
  fund                          ---          394,070
Accounts receivable,
  trade                   1,043,451        1,065,181
Other receivables            73,801          109,999
Due from affiliates         202,822              ---
Spare parts inventory       383,810          383,810
Prepaid royalty
  expense                       ---          144,535
Prepaid other                13,100              ---
Total current
  assets                 22,088,736       24,783,424

Investments:

Investment in
  hydroelectric
  projects                7,638,584        6,806,511
Electric power
  equipment held
  for resale                461,582          455,182
Deferred due
  diligence costs           399,381          245,828

Plant and
  equipment:             13,158,041       11,889,451
Less-accumulated
  depreciation             (597,297)        (357,109)

Electric power
  sales contract          8,266,096        8,266,096
Less-accumulated
  amortization             (665,879)        (390,343)

Debt reserve fund           589,559          575,441

Total assets           $ 51,338,803     $ 52,274,481

Liabilities and
 Shareholders'
 Equity

Current maturities
  of long-term debt     $   538,191     $    538,191
Accounts payable
  and accrued
  expenses                  359,812          569,106
Due to affiliates           249,859           92,057
  Total current
    liabilities           1,147,862        1,199,354

Long-term debt,
  less current
  portion                 5,174,028        5,440,260
Minority interest in
  the Providence
  Project                 6,703,588        6,888,268

Commitments and
  contingencies

Shareholders' equity
  (476.8 shares
  issued and out-
  standing at June 30,
  1997 and December 31,
  1996)                  37,387,817       38,829,963
Retained earnings/
  (deficit)                 925,508          (83,364)
  Total shareholders'
    equity               38,313,325       38,746,599

Total liabilities
  and shareholders'
  equity               $ 51,338,803     $ 52,274,481

See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                      STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS AND QUARTERS
                ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (Unaudited)



                                Six months     Quarter      Six months      Quarter
                              ended June 30,   ended     ended June 30,  ended June 30,
                                  1997         June 30,        1996           1996
                                                1997


Net sales                      $ 3,245,273     $ 1,563,094   $ 1,013,732     $ 1,011,293
Sublease income                    184,500          92,250        76,875          76,875
  Total revenues                 3,429,773       1,655,344     1,090,607       1,088,168

Cost of sales                    2,368,847       1,180,612       726,734         726,734

Gross profit                     1,060,926         474,732       363,873         361,434

General and administrative
  expenses                         236,784         133,488        52,562          32,098
Management fee                     578,644         285,664       140,910          93,940
Investment fee                         400             ---       520,931         339,636
Project due diligence costs         15,340           9,864         1,386           1,386
Other expenses                      15,958           8,504        14,529          14,529
  Total other
   operating expenses              847,126         437,517       730,318         481,589

Income (loss) from
  operations                       213,800          37,215      (366,445)       (120,155)

Other income (expense):
  Interest and
   dividend income                 550,925         301,455       510,479         448,568
  Interest expense                (301,194)       (133,744)     (125,639)       (125,639)
  Income from
   hydroelectric
   projects                        773,699         546,502           ---             ---
    Net other income             1,023,430         714,213       384,840         322,929

Income (loss) before
  minority interest              1,237,230         751,428        18,395         202,774

Minority interest in
  the earnings of the
  Providence Project              (228,385)        (98,803)     (121,365)       (121,365)

Net income (loss)              $ 1,008,845     $   652,625   $  (102,970)    $    81,409




See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST IV
                       STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                             JUNE 30, 1996
                              (Unaudited)


[CAPTION]

                             Six months     Six months
                            ended June 30,  ended June 30,
                                 1997             1996
[S]                          [C]            [C]

Cash flows from
 operating activities:
  Net income (loss)           $ 1,008,845      $  (102,970)

Adjustments to reconcile
 net income (loss) to
 net provided by
 (used in) operating
 activities:

 Depreciation and
  amortization                    515,724          250,000
 Amortization of
  prepaid and accrued
  royalties- net                  144,535                -
 Minority interest
  in earnings of the
  Providence Project              228,385          121,365
 Income from
  unconsolidated
  hydroelectric
  projects                       (773,699)               -
 Changes in assets
  and liabilities,
  net of effects of
  Providence Project
  purchase:
   Decrease (increase)
    in maintenance
    reserve fund                  394,070         (384,587)
   Decrease (increase)
    in accounts receiv-
    able, trade                    21,730         (918,714)
   Decrease (increase)
    in prepaid
    royalties                           -         (693,543)
   Decrease (increase)
    other receivables              36,198         (195,336)
   Decrease (increase)
    in debt service
    reserve fund                  (14,118)        (550,000)
   Decrease (increase)
    in spare parts
    inventory                           -         (403,810)
   Decrease (increase)
    in due from
    affiliates                   (268,272)         (60,445)
   Increase (decrease)
    in accounts payable
    and accrued expenses         (209,294)         557,001
   Increase (decrease)
    in due to
    affiliate                     223,252            7,030
   Other-net                      (13,073)               -
   Total adjustments              285,438       (2,271,039)
   Net cash provided
    by (used in)
    operating
    activities                  1,294,283       (2,374,009)

Cash used in
 investing
 activities:
  Investment in
   hydroelectric
   projects                       (58,374)               -
  Purchase of Providence
   Project capital
   assets                               -      (10,806,301)
  Purchase of Providence
   Project contract
   rights                               -       (8,266,096)
  Capital
   expenditures                (1,268,590)        (386,661)
  Deferred due
   diligence costs               (153,553)           2,129
  Purchase of(disposition)
   of electric
   generating
   equipment                       (6,400)         (13,836)
    Net cash used
    in investing
    activities                 (1,486,917)     (19,470,765)

Cash provided by
 (used in) financing
 activities:
  Proceeds from
   shareholders'
   contributions                        -       26,744,753
  Selling commissions
   and offering
   costs paid                           -       (3,846,242)
  Cash distributions
   to shareholders             (1,442,146)        (804,418)
  Issuance of
   long-term debt                       -        6,228,854
  Payments to reduce
   long-term debt                (266,232)               -
  Distribution to
   minority interest             (413,065)       7,004,687
    Net cash provided
     by (used in) financing
     activities                (2,121,443)      35,327,634

Net increase (decrease)
 in cash and cash
 equivalents                   (2,314,077)      13,482,860
Cash and cash
 equivalents,
 beginning of period           22,685,829       12,934,900
Cash and cash
 equivalents,
 end of period                $20,371,752      $26,417,760

[FN]
See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Purpose

     Nature of Business

Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995. The Trust discontinued its offering of shares in March 1995 and commenced operations in September 1996.

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

2.  Summary Of Significant Accounting Policies

     Interim Financials

The consolidated financial statements for the periods ended June 30, 1997 and 1996 included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which is 10 to 20 years. For the periods ended June 30, 1997 and June 30, 1996, the Trust recorded depreciation expense of $240,188 and $250,000, respectively.

     Intangible Asset

A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over 15 years on a straight-line basis. For the periods ended June 30, 1997 and June 30, 1996, the Trust recorded amortization expense of $275,536 and $0, respectively.

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

3.  Acquisitions

The Trust has made the following investments in power generation projects and electric power equipment:


                       Nature of  Ownership  June 30,   December 31,
Project Name           Ownership  Interest    1997             1996

Providence Project   Partnerships   64.3%   $12,850,000   $12,850,000
Maine Hydro Project  Partnerships   50.0%     7,638,584     6,806,511
California Pumping    Direct
 Project              Ownership    100.0%       742,191       697,730
Electric Power        Direct
 Equipment            Ownership    100.0%       461,582       455,182

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

                                       Actual         ProForma
                                    For the six      For the six
                                    Months ended     Months ended
                                      June 30,         June 30,
                                        1997             1996

Net sales                             $3,227,566       $2,433,623
Income from Operations                   650,284          564,730
Net Income                               640,051          373,373


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

On December 23, 1996, in a merger transaction, Ridgewood Hydro
L.P. acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $12,256,306 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,017,209. The Trust's
50% share of the cash consideration paid was $6,128,153. The remaining 50% was paid by Ridgewood Electric Power Trust V ("Trust V"). Ridgewood Power Corporation is the managing shareholder of the Trust and Trust V.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects have been included in the Consolidated Financial Statements since December
23, 1996.

The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The agreement has a five year term and can be renewed for two additional five year terms by mutual consent.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheet Information at June 30, 1997

Current assets   $  3,573,893        Due to Trust IV  $     43,027
Electric power                       Other current
 sales contract    12,247,132         liabilities          324,200
Other non-current                    Non-current
 assets               828,049         liabilities        1,004,679
                                     Partners'
                                      equity            15,277,168
Total assets      $16,649,074        Total liabilities
                                      and equity       $16,649,074


Statement of Operations Information for the Six Months Ended June
30, 1997

Revenue                            $3,048,029
Operating expenses                    921,711
Depreciation & Amortization           518,976
Other Income/(Expense)                (59,943)
            Net income          $   1,547,399

     California Pumping Project

On December 31, 1995, the Trust acquired a package of natural gas-fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt-hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt-hour up to 3,000 kilowatt-hours per year and $0.01 per equivalent kilowatt-hour for each additional kilowatt-hour per year. The operator pays for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996. During 1996, the Trust acquired an additional 9 engines with a rated capacity of
1.2 megawatts at a purchase price of $344,111. During the six months ended June 30, 1997 the Trust invested additional funds of $44,461 in the California Pumping projects. At June 30, 1997, the Trust's total investment in the California Pumping Project was $742,191.

4.  Electric Power Equipment Held for Resale

The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At June 30, 1997 and December 31, 1996, the cost of such equipment was $461,582 and $455,182, respectively.

5.  Long-term Debt

Following is a summary of long-term debt at June 30, 1997:

Senior secured non-recourse notes payable       $5,712,219
Less - Current maturity                            538,191
Total Long-term Debt                            $5,174,028

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


The senior secured non-recourse notes are obligations of Providence Power and are due in monthly installments of $90,738 including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence
Project, as defined. No additional interest was due for the eight and one-half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence
Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At June 30, 1997 and December 31, 1996, the cash balances in these reserve accounts were $589,559 and $575,441, respectively.
Additions and reductions to these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account have terminated and the cash balance in the reserve account has been released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Scheduled repayments of long-term debt
principal for the next five
years are as follows:

 Year Ended
December 31,       Repayment
       1997         $538,191
       1998          592,193
       1999          651,613
       2000          716,995
       2001          788,937


6.  Fair Value of Financial Instruments

At June 30, 1997, the carrying value of the Trust's cash, debt service and maintenance reserves and notes payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.  Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment of the aggregate differential to NEP in the event of default. At April 16, 1996, the aggregate differential amounted to $1,065,989. In October
1996, the aggregate differential decreased to zero and the cash held in escrow was released to Providence Power. For the six months ended June 30, 1997 and June 30, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $3,227,566 and $1,009,703, respectively.

The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

8.  Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island, from Rhode Island Resource Recovery Corporation ("RIRRC"). The lease expires in 2020 and can be extended for an additional 10 years. The lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt-hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt-hour production exceeds 180,000. At the time of the acquisition of the Providence Project, Providence Power made a royalty prepayment to RIRRC of $925,000. For the six months ended June 30, 1997 and June 30, 1996, royalty expense relating to the RIRRC lease amounted to $470,137 and $151,455, respectively.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

1. Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $184,500 and $76,875, respectively for the six months ended June 30, 1997 and June 30, 1996.

2. Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt-hour for the first 4,000,000 kilowatt-hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the six months ended June 30, 1997 and June 30, 1996 amounted to $428,999 and $150,986, respectively.

9.  Transactions With Managing Shareholder and Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the periods ended June 30, 1997 and June 30, 1996, the Trust paid fees for these services to the managing shareholder of $0 and $1,562,369, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

Ridgewood Electric Power Trust IV
         Notes to the Consolidated Financial Statements


The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended June 30, 1997 and June 30, 1996, the Trust paid investment fees to the managing shareholder of $400 and $520,931, respectively.

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the periods ended June 30, 1997 and June 30, 1996, the Trust paid management fees to the managing shareholder of $578,644 and $140,910, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through June 30, 1997.

The managing shareholder purchased one share of the Trust for $83,000. For the six months ended June 30, 1997 and June 30, 1996, commissions and placement fees of $200 and $300,778, respectively, were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. For the periods ended June 30, 1997 and June 30, 1996, Ridgewood Management charged Providence Power $231,215 and $517, respectively, for overhead items allocated in proportion to the amount invested in projects managed, and charged Providence Power for all of the remaining direct operating and non-operating expenses incurred during the period.

10.  Subsequent Event

On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Indeck Maine"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,275,450 and includes transaction costs of $275,450. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. Indeck Maine has a power sales contract with the New England Power Pool, which expires on August 31, 1997. The buyer has an option to extend the contract for an additional month.

The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to Indeck Maine from the operating net cash flow from the projects. Trust V also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, any remaining operating net cash flow is payable 25% to the Trust and Trust V and 75% to the other Indeck Maine members.

The Trust's investment in Indeck Maine is accounted for under the equity method of accounting. The Trust's equity in the earnings of Indeck Maine will be included in the Consolidated Financial Statements from July 1, 1997.

The Penobscot and Eastport projects are operated by Indeck Operations, Inc., an affiliate of the other members of Indeck Maine. The annual operator's fee is $300,000.

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

Six months ended June 30, 1997 versus six months ended June 30, 1996

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

For the six months ended June 30, 1997, the Trust's net income increased to $1,009,000 from a net loss of $103,000 for the same quarter in 1996. The earnings for the six months ended June 30, 1997 includes equity in net income from the Maine Hydro Projects of $774,000, earnings, net of minority interest, from the Providence Project of $409,000, a minor contribution to earnings from the California Pumping Project of $18,000, interest and dividend income at the Trust level of $444,000, less Trust-level expenses of $636,000.

The Trust's only investments in the first six months of 1996 were the Providence Project and the California Pumping Project and the Trust had significant investment fee expenses relating to the share offering. The loss for the six months ended June 30, 1997 includes earnings, net of minority interest, from the Providence Project of $218,000, a minor contribution to earnings from the California Pumping Project of $4,000, interest and dividend income at the Trust level of $377,000, less Trust-level expenses of $702,000.

The Trust-level expenses include investment fees, management fees and general, and administrative and other expenses of $521,000, $141,000 and $40,000, respectively.

     Liquidity and Capital Resources

At June 30, 1997, the Trust had $20,372,000 of cash available for investment in Projects. During the first six months of 1997, cash flow provided by operation activities amounted to $1,294,000. Distributions to shareholders of the Trust amounted to $1,442,000.

During the first six months of 1997, capital expenditures amounted to $1,269,000, most of which related to the installation of a ninth generator engine at the Providence Project.

The Trust is in the process of obtaining a $750,000 line of credit, which it plans to have in place in the third quarter of 1997. The line of credit is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

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



PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No Current Reports on Form 8-K were filed during this quarter.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  August 15, 1997      By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)