Form 10-Q
period 1997-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1997-11-14
CIK 930364

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997

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


                         YES [X]        NO [ ]

                   PART I. - FINANCIAL INFORMATION

                    ITEM I - FINANCIAL STATEMENTS

                    RIDGEWOOD ELECTRIC POWER TRUST IV
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                          September 30,      December 31,
                              1997            1996

Assets

Cash and cash
  equivalents          $ 12,220,265     $ 22,685,829
Maintenance reserve
  fund                          ---          394,070
Accounts receivable,
  trade                   1,125,017        1,065,181
Other receivables            57,280          109,999
Due from affiliates          71,189              ---
Spare parts inventory       383,810          383,810
Prepaid royalty
  expense                       ---          144,535
Prepaid other                22,343              ---
Total current
  assets                 13,879,904       24,783,424

Investments:

Investment in
  hydroelectric
  projects                6,454,555        6,806,511
Investment in
  biomass
  power projects          7,097,114                0
Electric power
  equipment held
  for resale                461,582          455,182
Deferred due
  diligence costs           515,061          245,828

Plant and
  equipment:             14,341,670       11,889,451
Less-accumulated
  depreciation             (717,390)        (357,109)

Electric power
  sales contract          8,266,096        8,266,096
Less-accumulated
  amortization             (803,648)        (390,343)

Debt reserve fund           597,365          575,441

Total assets           $ 50,092,309     $ 52,274,481

Liabilities and
 Shareholders'
 Equity

Current maturities
  of long-term debt     $   538,191     $    538,191
Accounts payable
  and accrued
  expenses                  407,947          569,106
Due to affiliates           354,984           92,057
  Total current
    liabilities           1,301,122        1,199,354

Long-term debt,
  less current
  portion                 5,037,916        5,440,260
Minority interest in
  the Providence
  Project                 6,611,577        6,888,268

Commitments and
  contingencies

Shareholders' equity
  (476.8 shares
  issued and out-
  standing at September 30,
  1997 and December 31,
  1996)                  36,448,660       38,829,963
Retained earnings/
  (deficit)                 693,034          (83,364)
  Total shareholders'
    equity               37,141,694       38,746,599

Total liabilities
  and shareholders'
  equity               $ 50,092,309     $ 52,274,481

See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                      STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND QUARTERS
                ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (Unaudited)



                                Nine months     Quarter      Nine months      Quarter
                                  ended         ended         ended          ended
                                September 30,  September 30,  September 30,  September 30,
                                  1997          1997           1996           1996



Net sales                      $ 4,850,561     $ 1,605,288   $ 2,429,141     $ 1,415,409
Sublease income                    276,750          92,250       169,125          92,250
  Total revenues                 5,127,311       1,697,538     2,598,266       1,507,659

Cost of sales                    3,434,865       1,066,018     1,853,278       1,126,544

Gross profit                     1,692,446         631,520       744,988         381,115

General and administrative
  expenses                         286,784          50,000       151,215          98,653
Management fee                     874,720         296,076       480,551         339,641
Investment fee                         400             ---       626,561         105,630
Project due diligence costs         15,722             382        62,863          61,477
Other expenses                      25,041           9,083        18,246           3,717
  Total other
   operating expenses            1,202,667         355,541     1,339,436         609,118

Income (loss) from
  operations                       489,779         275,979      (594,448)       (228,003)

Other income (expense):
  Interest and
   dividend income                 755,734         204,809       825,102         314,623
  Interest expense                (436,794)       (135,600)     (274,150)       (148,511)
  Income from
   hydroelectric
   projects                        595,928        (177,771)          ---             ---
  Loss from wood-
   burning power
   projects                       (214,213)       (214,213)          ---             ---
    Net other income               700,655        (322,775)      550,952         166,112

Income (loss) before
  minority interest              1,190,434         (46,796)      (43,496)        (61,891)

Minority interest in
  the earnings of the
  Providence Project              (414,063)       (185,678)     (180,633)        (59,268)

Net income (loss)              $   776,371     $  (232,474)  $  (224,129)    $  (121,159)




See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST IV
                       STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                             SEPTEMBER 30, 1996
                              (Unaudited)


[CAPTION]

                             Nine months          Nine months
                            ended September 30,  ended September 30,
                                 1997            1996
[S]                          [C]                 [C]

Cash flows from
 operating activities:
  Net income (loss)           $   776,371           $  (224,129)

Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:

 Depreciation and
  amortization                    773,586               550,000
 Amortization of
  prepaid and accrued
  royalties- net                  144,535                     -
 Minority interest
  in earnings of the
  Providence Project              414,063               180,633
 Income from
  unconsolidated
  hydroelectric
  projects                       (595,928)                    -
 Loss from
  unconsolidated
  biomass
  projects                        214,213                     -
 Changes in assets
  and liabilities,
  net of effects of
  Providence Project
  purchase:
   Decrease (increase)
    in maintenance
    reserve fund                  394,070              (384,587)
   Decrease (increase)
    in accounts receiv-
    able, trade                   (59,836)           (1,116,498)
   Decrease (increase)
    in prepaid
    royalties                           -              (370,412)
   Decrease (increase)
    other receivables              52,719              (270,336)
   Decrease (increase)
    in debt service
    reserve fund                  (21,924)             (550,000)
   Decrease (increase)
    in spare parts
    inventory                           -              (403,810)
   Decrease (increase)
    in due from
    affiliates                   (136,639)             (150,786)
   Increase (decrease)
    in accounts payable
    and accrued expenses         (161,159)              500,279
   Increase (decrease)
    in due to
    affiliates                    328,377                 2,400
   Other-net                      (22,316)                    -
   Total adjustments            1,323,761            (2,013,117)
   Net cash provided
    by (used in)
    operating
    activities                  2,100,132            (2,237,246)

Cash used in
 investing
 activities:
  Decrease (increase) in
   investment in
   hydroelectric
   projects                       947,844              (210,877)
  Investment in
   biomass power
   projects                    (7,311,327)                    -
  Purchase of Providence
   Project capital
   assets                               -           (10,213,620)
  Purchase of Providence
   Project contract
   rights                               -            (8,266,096)
  Capital
   expenditures                (2,452,219)             (455,087)
  Deferred due
   diligence costs               (269,233)               (7,606)
  Purchase of electric
   generating
   equipment                       (6,400)              (13,837)
    Net cash used
    in investment
    activities                 (9,091,295)          (19,167,123)

Cash provided by
 (used in) financing
 activities:
  Proceeds from
   shareholders'
   contributions                        -            31,374,961
  Selling commissions
   and offering
   costs paid                           -            (4,636,468)
  Cash distributions
   to shareholders             (2,381,303)           (1,231,574)
  Issuance of
   long-term debt                       -             6,310,404
  Payments to reduce
   long-term debt                (402,344)             (205,255)
  Distribution to
   minority interest             (690,754)            6,819,137
    Net cash provided
     by (used in) financing
     activities                (3,474,401)           38,431,205

Net increase (decrease)
 in cash and cash
 equivalents                  (10,465,564)           17,026,836
Cash and cash
 equivalents,
 beginning of period           22,685,829            12,934,900
Cash and cash
 equivalents,
 end of period                $12,220,265           $29,961,736

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

2.     Summary Of Significant Accounting Policies

     Interim financial statements
The consolidated financial statements for the periods ended September 30, 1997 and 1996, included herein have been prepared by the Trust without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which is 10 to 20 years. For the period ended September 30, 1997 and September 30, 1996, the Trust recorded depreciation expense of $360,282 and $550,000, respectively.

     Intangible asset
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over 15 years on a straight-line basis. For the period ended September 30, 1997 and September 30, 1996, the Trust recorded amortization expense of $413,304 and $0, respectively.

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

3.     Acquisitions

The Trust has made the following investments in power generation projects and electric power equipment:

                          Nature of   Ownership     Sept. 30,     December 31,
     Project Name         Ownership    Interest        1997         1996

     Providence Project  Partnerships   64.3%      $12,850,000   $12,850,000
     Maine Hydro Project Partnerships   50.0%        6,454,555     6,806,511
     Indeck Maine        Limited Liability
      Biomass            Companies      50.0%        7,097,114           ---
      Project
     California          Direct
      Pumping Project    Ownership     100.0%          811,948       697,730
     Electric Power      Direct
      Equipment          Ownership     100.0%          461,582       455,182

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

                                            Actual               ProForma
                                          For the nine          For the nine
                                          months ended          months ended
                                            Sept. 30,             Sept. 30,
                                               1997                  1996

                    Net sales               $4,814,325            $3,841,108
                    Income from Operations   1,140,266               756,941
                    Net Income               1,160,416               539,472


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

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the Consolidated Financial Statements since December 23, 1996.

The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

a target amount. The agreement has a five year term and can be renewed for two additional five year terms by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheet Information at September 30, 1997

Current assets               $  1,196,042   Due to Trust IV        $   43,027
Electric power sales contract  11,910,208   Other current liabilities  326,894
Other non-current assets          853,823   Non-current liabilities  1,004,679
                                            Partners' equity        12,585,473
Total assets                  $13,960,073   Total liabilities
                                             and equity            $13,960,073


Statement of Operations Information for the Nine Months Ended September 30,
1997

Revenue                    $3,415,684
Operating expenses            1,358,910
Depreciation & Amortization          780,123
Other Income/(Expense)               (84,796)
          Net income               $1,191,855

10.     Indeck Maine Biomass Projects

On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Indeck Maine"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,275,450 and includes transaction costs of $275,450. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. Indeck Maine had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September and were reactivated in November 1997. The facilities are currently selling capacity and energy to Bangor Hydro-Electric Company, a local utility ("BHC") on a month-to-month basis.

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

The Trust's investment in Indeck Maine is accounted for under the equity method of accounting. The Trust's equity in the loss of Indeck Maine for the period July 1, 1997 to September 30, 1997 was $214,213.

The Penobscot and Eastport projects are operated by Indeck Operations, Inc., an affiliate of the other members of Indeck Maine. The annual operator's fee is $300,000.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

Summarized financial information for the Indeck Maine Biomass projects is as follows:

     Balance Sheet Information at September 30, 1997

     Current assets   $  1,506,965   Current liabilities        $     631,354
Non-current assets       3,553,978   Non-current liabilities            - 0 -
                                     Members' equity                4,429,589
Total assets          $  5,060,943   Total liabilities
                                      and equity                 $  5,060,943


Statement of Operations Information for the Period July 1, 1997 to September 30, 1997

Revenue                       $2,046,803
Operating expenses             2,420,305
Depreciation & Amortization       54,924
                             $  (428,426)


     California Pumping Project
On December 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt hour up to 3,000 kilowatt-hours per year and $0.01 per equivalent kilowatt-hour for each additional kilowatt-hour per year. The operator pays for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996. During 1996, the Trust acquired an additional 9 engines with a rated capacity of 1.2 megawatts at a purchase price of $344,111. During the nine months ended September 30, 1997 the Trust invested additional funds of $114,218 in the California Pumping project. At September 30, 1997, the Trust's total investment in the California Pumping project was $811,948.

4.     Electric Power Equipment Held for Resale

The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At September 30, 1997 and December 31, 1996, the cost of such equipment was $461,582 and $455,182, respectively.

5.  Long-term Debt

Following is a summary of long-term debt at September 30, 1997:

Senior secured non-recourse notes payable    $5,576,107
Less - current maturity                        (538,191)
Total long-term debt                         $5,037,916

The senior secured non-recourse notes are obligations of Providence Power and are due in monthly installments of $90,738 including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

the Providence Project, as defined. No additional interest was due for the nine months ending September 30, 1997 and the eight and one-half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At September 30, 1997 and December 31, 1996, the cash balance in these reserve accounts were $597,365 and $969,511, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement.
As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account have terminated and the cash balance in the reserve account has been released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Scheduled repayments of long-term debt principal for the next five years are as follows:

 Year Ended
December 31,          Repayment
       1997          $538,191
       1998            592,193
       1999            651,613
       2000            716,995
       2001            788,937

6.     Fair Value of Financial Instruments
At September 30, 1997, the carrying value of the Trust's cash, debt service and maintenance reserves and notes payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.     Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment of the aggregate differential to NEP in the event of default. At April 16, 1996, the aggregate differential amounted to $1,065,989. In October 1996, the aggregate differential decreased to zero and the cash held in escrow was released to Providence Power. For the nine months ended September 30, 1997 and September 30, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $4,814,325 and $2,417,188, respectively.

The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and BHC, under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

The Indeck Maine projects do not have long-term contracts and attempt to sell their capacity and output on a short-term basis in the competitive supply market.

8.     Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Resource Recovery Corporation ("RIRRC"). The lease expires in 2020 and can be extended for an additional 10 years. The lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt-hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt-hour production exceeds 180,000. At the time of the acquisition of the Providence Project, Providence Power made a royalty prepayment to RIRRC of $925,000. For the nine months ended September 30, 1997 and September 30, 1996, royalty expense relating to the RIRRC lease amounted to $707,470 and $362,578, respectively.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

1. Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $276,750 and $169,125, respectively for the nine months ended September 30, 1997 and September 30, 1996.

2. Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the nine months ended September 30, 1997 and September 30, 1996 amounted to $643,276 and $347,654, respectively.

     Transactions With Managing Shareholder and Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the nine months ended September 30, 1997 and September 30, 1996, the Trust paid fees for these services to the managing shareholder of $0 and $4,636,468, respectively.
These fees are recorded as a reduction in the shareholders' capital contribution.

The Trust pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

capital of the Trust. For the periods ended September 30, 1997 and September 30, 1996, the Trust paid investment fees to the managing shareholder of $400 and $626,561, respectively.

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the nine months ended September 30, 1997 and September 30, 1996, the Trust paid management fees to the managing shareholder of $874,720 and $480,551, respectively.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through September 30, 1997.

The managing shareholder purchased one share of the Trust for $83,000. For the nine months ended September 30, 1997 and September 30, 1996, commissions and placement fees of $200 and $357,643, respectively, were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. For the nine months ended September 30, 1997 and September 30, 1996, Ridgewood Management charged Providence Power $340,222 and $56,676, respectively, for overhead items allocated in proportion to the amount invested in projects managed, and charged Providence Power for all of the remaining direct operating and non-operating expenses incurred during the period.

                   ITEM II - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements here.

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

Nine months ended September 30, 1997 versus nine months ended September 30,
1996

Results of operations

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence and California Pumping Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Indeck Maine Biomass Projects, each of which are owned 50% by the Trust. The Trust's share of the earnings and cash flow earned by the Maine Hydro Projects is seasonal, peaking in the second and fourth quarters of the year (when high river flows generally produce a greater amount of electricity) and falling in the first and third quarters, when river flows are lower and equipment maintenance is performed. The Indeck Maine Biomass Projects sell their capacity and output short-term in the developing competitive market, either in bilateral transactions with utilities or through the newly-created New England ISO auction process. Accordingly, there is no assurance these projects will operate full time and their cash flow is volatile.

For the nine months ended September 30, 1997, the Trust's net income increased to $776,000 from a net loss of $224,000 for the same period in 1996. The earnings for the nine months ended September 30, 1997, includes equity in net income from the Maine Hydro Projects of $596,000, equity in the net loss of the Indeck Maine Biomass Projects of $214,000, earnings, net of minority interest, from the Providence Project of $743,000, a minor contribution to earnings from the California Pumping Project of $36,000, interest and dividend income at the Trust level of $575,000, less Trust-level expenses of $960,000.

The Trust's only investments in the first nine months of 1996 were the Providence Project and the California Pumping Project and the Trust had significant investment fee expenses relating to the share offering. The loss for the nine months ended September 30, 1996, includes earnings, net of minority interest, from the Providence Project of $325,000, a minor contribution to earnings from the California Pumping Project of $12,000, interest and dividend income at the Trust level of $600,000, less Trust-level expenses of $1,161,000. The Trust-level expenses include investment fees, management fees and general, and administrative and other expenses of $627,000, $481,000 and $53,000, respectively.

Liquidity and Capital Resources

At September 30, 1997, the Trust had $12,220,000 of cash available for investment in Projects. During the first nine months of 1997, cash flow provided by operation activities amounted to $2,100,000. Distributions to shareholders of the Trust amounted to $2,381,000.

During the first nine months of 1997, capital expenditures amounted to $2,452,000, most of which related to the installation of a ninth generator engine at the Providence Project.

During the third quarter of 1997, the Trust and its principal bank executed a commitment letter for a revolving line of credit, whereby the bank will provide a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility is being obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. The Trust expects to execute the definitive credit agreement during the fourth quarter of 1997.

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

It is too early to predict the effects of these trends and others on the Trust's business. A critical issue for the Trust, however, is whether any action will be taken to modify its existing power purchase contracts or to shift costs to independent power producers. To date, neither FERC nor the California authorities have adopted measures that would impair power purchase contracts and the Trust is not aware of any other such action by regulatory authorities in other states where it does business.

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


                  PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K.

           The Trust filed a Current Report on Form 8-K to report the acquisition of an interest in the Indeck Maine Biomass Projects, dated July 1, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  November 14, 1997      By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)