Form 10-K
period 1997-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1998-04-16
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 21, 1998 was $47,680,000.

Exhibit Index is located on page 57.

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

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on September 30, 1996. It raised approximately $47,680,000. Net of offering fees, commissions and expenses, the offering provided approximately $39,500,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has 943 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested approximately $27.9 million of its funds to the acquisition of interests in four Independent Power Projects and in capital equipment and is actively seeking additional Projects for investment.

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

     Unlike three prior investment programs that the Managing
Shareholder has sponsored in the independent power industry, the Trust consolidates its subsidiaries' financial statements with its own for purposes of this Annual Report on Form 10-K.

(b)  Financial Information about Industry Segments.

     The Trust has been organized to operate in only one industry segment: independent power generation.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users.

     Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Providence and Maine Hydro Projects are Qualifying Facilities.

(2)  The Trust's Investments.

(i) Providence Project. The Trust and Ridgewood Electric Power Trust III, a similar investment program sponsored by the Managing Shareholder ("Ridgewood Power III"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. Ridgewood Power III invested $7.1 million in the Project and the Trust invested $12.9 million, which was the remainder of the $20 million investment in the Project. The acquisition cost of the Project was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and cash reserves for capital improvements and expansion. The Project is encumbered by $5.4 million of debt maturing in installments through 2004. In 1997, as described below, capital improvements were completed.

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company with a 22 year term remaining.

     The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency, for a royalty of 15% of net Project revenues (increasing from 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

     Since the Trust purchased the Project in April 1996, average output from the original eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, sales have approached the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 12%, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Net earnings from the Project (less the minority interest of Ridgewood Power
III) for 1997 totalled $964,000, up from $562,000 for the period April 16-December 31, 1996.

(ii) California Pumping Project

     On December 31, 1995, the Trust purchased a package of 11 irrigation service engines which have an aggregate power output equivalent to 1.2 Megawatts (the "California Pumping Project") located in Ventura County, California, for a cash purchase price of approximately $354,000. The Trust purchased the Project from Ridgewood Power III for the same price paid by Ridgewood Power III for the assets to the unaffiliated seller. In 1996, the Trust bought 9 additional engines with a rated equivalent capacity of 1.2 Megawatts from unaffiliated sellers at a price of $344,000. The total investment in the Project at December 31, 1997 was $648,000.

     The California Pumping Project has been operating since 1992 and uses natural-gas-fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives at a price which represents a discount from the equivalent price the customers would have paid to purchase electric power. The California Pumping Project will provide power equivalent to approximately 2.4 megawatts.

     The Trust has entered into a management contract with the prior operator of the Project based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. Until January 1998, the Trust received all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator, which is responsible for all operating costs, received the remainder. Beginning in January 1998, the Trust will receive one-half of revenues after deduction of a 6/10 cent per equivalent kilowatt-hour maintenance fee and costs of fuel for the engines. If net revenues are less than 1.5 cents per equivalent kilowatt-hour, the operator will receive 3/4 cent per equivalent kilowatt-hour (or all the net revenues if they are less than 3/4 cent) and the Trust will receive any remainder.

     Ridgewood Electric Power Trust II, a prior investment program sponsored by the Managing Shareholder ("Ridgewood Power II"), owns a package of similar engines located on different sites and operated under identical terms by the same operator. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

(iii) Maine Hydro Projects

     On December 23, 1996, the Trust purchased from Consolidated Hydro, Inc. a 50% interest in 14 small hydroelectric projects located in Maine. In order to increase diversification of the Trust's investments, the remaining 50% interest was purchased by Ridgewood Electric Power Trust V ("Ridgewood Power V"), a similar investment program organized in 1996 by the Managing Shareholder. Each Trust paid approximately $6,700,000 for its interest The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,005,000. The partnership was credited with all income relating to the projects from July 1, 1996 to the closing date and the seller was credited with interest on the purchase price at annual rates of 6% to 8.5% during that period.

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017.

     The Trust's net equity in the income of the Maine Hydro
Projects for 1997 was $521,000.

     The Trusts have entered into a five year operating and maintenance agreement with Consolidated Hydro, Inc. under which a subsidiary of Consolidated Hydro will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. In 1997, the operator was paid a total of $429,000 for operating and incentive fees.

(iv) Maine Biomass Projects

     On July 1, 1997, the Trust and Ridgewood Power V purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine. The Trust and Ridgewood Power V purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Ridgewood Power V provided an equal amount of the total purchase price.

     The original members of Indeck Maine, who continue as equity members subject to the preferred membership interest, are seven individuals. In connection with the transaction, Indeck Maine distributed $9,143,000 of the purchase price to its original members. The preferred membership interest entitles the Trust and Ridgewood Power V to receive all net cash flow from operations each year until they receive a 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to the remaining Indeck Maine members until the total paid to them equals the amount of the 18% preferred return for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Ridgewood Power V together and 75% to the other Indeck Maine members unless the Trust and Ridgewood Power V recover their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power V and (b) the remaining Indeck Maine members.

     Under its amended operating agreement, the original Indeck Maine members designate a majority of the managers of Indeck Maine and thus have management control, although approval of the Trust and Ridgewood Power V jointly is required for many significant decisions. If the Trust and Ridgewood Power V do not receive annual distributions at least equal to the 18% preferred return requirement or if Indeck Maine after a cure period fails to make distributions to them in accordance with the operating agreement, they have the right to designate a majority of the managers of Indeck Maine. The other Indeck Maine members may regain control if Indeck Maine satisfies the cumulative preferred return requirement within the next five calendar quarters. Indeck Operations, Inc., an affiliate of the original Indeck Maine members, currently manages the plant under a renewable agreement and is reimbursed for its costs. In addition, the three managers nominated by the original Indeck Maine members will receive aggregate annual fees of $300,000 and certain other fees are payable to Indeck Maine affiliates. The management agreement may be terminated on notice if the Trust and Ridgewood Power V obtain the right to designate a majority of the managers of Indeck Maine. The Trust anticipates that it and Ridgewood Power V will have the right to do so and to terminate the management agreement at the end of 1998, at which time it anticipates that RPMC will assume management of the projects. Each of the projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities.

     The Indeck Maine projects operated for five months in 1997 selling electricity to participants in the New England Power Pool or to Bangor Hydroelectric Company on monthly contracts. The contracts were not renewed in 1998 and the projects were shut down in January 1998. Later in January 1998, during a severe ice storm, local officials requested an emergency restart of the projects. A dispute ensued between Bangor Hydroelectric Company and the Indeck Maine projects, caused by the high costs of restarting the plants on an emergency basis. Bangor Hydroelectric Company accused the projects of price-gouging in the emergency. Indeck Maine responded that Bangor Hydroelectric was distorting the facts to divert attention from other matters and that it would sell the emergency energy at cost. The matter is being informally reviewed by the Maine Attorney General's office, and no action has been taken to date. The Trust does not anticipate any material adverse effect from the dispute.

     The cost to the owners of Indeck Maine for maintaining the facilities in operable condition and for fixed costs such as taxes and insurance is approximately $100,000 per month for both projects, which is being funded 25% by the Trust, 25% by Ridgewood Power V and 50% by the other Indeck Maine owners.

     Beginning in April 1998, ISO-New England, Inc. (the "ISO"), an independent, non-profit organization in which Indeck Maine and substantially all generators and distribution utilities in New England are members, began an auction process as part of the deregulation of the New England electricity market. See (4) -- Trends in the Electric Utility and Independent Power Industries, for an explanation of the deregulatory process. The first commodity to be auctioned is "installed capability," a measurement of the rated ability of a generating plant to create electric power. Plants are credited with installed capability whether or not they run. For an additional discussion of installed capability and other concepts related to electricity pricing, see (3) - Plant Operation, below. Beginning April 1, 1998 each distribution utility that is a member of the ISO must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or may auction it through the ISO.

     The Maine Biomass plants have sold installed capability for April 1998 under contract to a distribution utility and expect to sell installed capability for the rest of 1998 either through short or long-term contracts or the auction process. Later in 1998 and 1999, the ISO will add additional commodities to the auction process, such as operating capability (the amount of power that can be delivered by generating plants that are operating or can be placed in operation on short notice) and energy (the actual energy delivered by operating plants). The Trust hopes that the prices for energy or operating capacity during the remainder of 1998, either through the auction process or through short-term or long-term contracts, will be sufficient to allow the plants to be restarted and operate.

     The Trust believes that as utilities sell off generating assets, as state regulators require purchase of "renewable power" as described further at (4)(ii) - Trends in the Electric Utility and Independent Power Industries - Maine Biomass and "Merchant Power Plants" - Renewable Power and as the market in New England for generation becomes more competitive, the Maine Biomass ant
Power Plants" - Renewable Power and as the market in New England for generation becomes more competitive, the Maine Biomass projects will be able to sell their future output profitably. However, there can be no assurance that they can do so consistently and earn a satisfactory return in the rapidly deregulating electricity industry. See generally (4) - Trends in the Electric Utility and Independent Power Industries for further discussion of the opportunities and problems related to the deregulated industry.

     Neither Indeck Maine, its original members nor Indeck Operations, Inc. is affiliated with or has any material relationship with the Trust, Ridgewood Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of the original Indeck Maine members. The source of the Trust's funds was proceeds of its private placement offering of Investor Shares.

(v)  Proposed Investments.

     In January 1998 the Managing Shareholder executed a letter of intent under which the Trust and Ridgewood Power V would invest up to $32.3 million collectively in 17 small landfill-gas fueled generating plants being developed by NEO Corporation, a subsidiary of NRG Energy, Inc., of Minneapolis, Minnesota. The plants are to be located at public landfills in California, Washington, New Jersey, New York, Massachusetts, Virginia and Florida and range in capacity from .9 Megawatt to 20 Megawatts. As currently contemplated, the Trust would invest up to $9 million of its funds in a limited liability company and Ridgewood Power V would invest the remaining $23 million. As projects were completed and received long-term debt financing from a bank financing source, the limited liability company would advance equity funds to the operating company and would receive a preferred right to distributions from the operating company and approximately a 50% interest on dissolution. The funds invested by the limited liability company would come first from the Trust's contribution and then from Ridgewood Power V's contribution. Unexpended funds would be returned to the Trust providing them. At completion of the investment process (expected by November 1998) the Trust and Ridgewood Power V would have undivided interests in each plant in proportion to their net capital contributions to the limited liability company.

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

(3)  Project Operation.

     The Providence and Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term power purchase agreements ("Power Contracts") with their local distribution utilities. Under the Power Contracts for the Providence and Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels)at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied.

     The utility purchaser at the Providence Project, New England Power Company, pays 3.0 cents per kilowatt-hour for all power provided, adjusted for inflation based on changes in the consumer price index since 1989. In addition to that base amount, it pays a flat additional 3.5 cents per kilowatt-hour for peak period power and 1.5 cents for non-peak power. Additional adjustments are made to reduce payments in later years so as to levelize total amounts paid by the utility.

     The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Projects have a very limited ability to store water during high flows for use at low flow periods. As a result, these Projects are unable to earn capacity payments and are often unable to produce high output in the peak summer and winter months when spot electricity rates are highest. Instead, they produce electric energy and sell it as generated at the fixed rates provided in the Power Contracts.

     The Maine Biomass Projects do not have long-term Power
Contracts and will be selling their output competitively.

     The Trust's decisions to purchase Projects in New England have been driven in part by the relatively high prices paid for energy in the region and a shortage of generating capacity caused in large part by the forced shutdown of four large nuclear power plants owned by Northeast Utilities, Inc. and other utilities for regulatory and safety violations. See the discussion at (4) - Trends in the Electric Utility and Independent Power Industries and (5) - Competition below for information regarding proposed capacity additions and cost factors that may offset that shortage.

     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last two fiscal years are:


                                    Calendar year
                                 1997          1996

New England Electric System      90.0%           90.7%
 (Providence Project)

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Trust, through the Managing Shareholder, operates the Providence Project. The Managing Shareholder has organized Ridgewood Power Management Corporation ("RPMC") to provide operating management for facilities operated by its investment programs. See Item 10 - Directors and Executive Officers of the Registrant for further information regarding the Operation Agreement and RPMC. The Maine Hydro Projects are managed by their former owner, Consolidated Hydro, Inc., which owns other hydroelectric facilities in the region, the California Pumping Project is managed by H&P, Inc., its former developer and the Maine Biomass Plants are currently managed by their former owner, Indeck Maine.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines to the ISO's transmission facilities.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. As described above, peak periods in New England generally are limited to daytime and evening hours in the summer months (with a smaller peak in Maine for light and heating during the winter) and power prices are significantly higher during those periods.

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

     The Providence and Maine Hydro Projects owned by the Trust use landfill gas or hydroelectric energy and are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams and output has varied in the range of 30% over or 25% below the average output from 1987 through 1997. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

     The Maine Biomass Projects burn wood waste, including brush and chips from woodcutting or processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

     The California Pumping Project's engines burn natural gas. Hydrocarbon fuels, such as natural gas, coal and fuel oil, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing.

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

     Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(6) - Business - Narrative Description of Business - Regulatory Matters.

(4) Trends in the Electric Utility and Independent Power
Industries

	(i)  Qualifying Facilities with long-term Power Contracts

	The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Providence and Maine Hydro Projects are Qualifying Facilities with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and state authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry (including those in Maine) treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility.

     No action has yet been taken by federal or state legislators to date to impair Independent Power Projects' existing power sales contracts, and there are federal constitutional provisions restricting actions to impair existing contracts. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects' compliance with those Power Contracts vigorously.

     Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Trust. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Trust believes that so long as it performs its obligations under the Power Contracts, it will be entitled to the benefits of the contracts.

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. If such an attempt were to be made, the Trust might face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. No such offer has been suggested or made to the Trust, although the Trust would entertain such an offer.

     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchaser will stay out of bankruptcy.

     After the Power Contracts for the Providence and Maine Hydro Projects expire at varying times from 2008 to 2020 or those contracts terminate for other reasons, those Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could then sell their output or do so profitably. While the Providence Project is not subject to natural gas price fluctuations and it may benefit from environmental requirements for utilities to purchase power from environmentally favorable sources, the supply of fuel gas from the landfill is not assured. Both it and the Maine Hydro Projects may have diseconomies of small scale. The Trust is unable to anticipate whether the Projects would have cost disadvantages or advantages after their Power Contracts expire. It is thus impossible to predict the profitability of those Projects after termination of the Power Contracts.

	(ii)  Maine Biomass and "Merchant Power Plants"

	The Maine Biomass Projects do not have long-term Power Contracts and are exposed to the newly-deregulating market for electricity generation. Those Projects and other similar plants without long-term Power Contracts that the Trust may acquire are sometimes described as "merchant power plants" because they sell their output on the open market. As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring that will affect merchant power plants.

Continued Deregulation of the Generating Market

	The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitations on their ownership of new generating facilities that qualify as "exempt wholesale generators" ("EWG's") and on their ability to participate in merchant power plants. Many state electric utility regulators are considering plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, merchant power plants in the future will face competition not only from other independent power plants seeking to sell electricity on a wholesale basis but also from EWG's, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities.

Wholesale-level Access to Transmission Capacity

	Without access to transmission capacity, an independent power plant or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). The most important changes occurring in the electric power industry are the efforts of FERC to compel utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and independent power plants.

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

	On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed.
These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Non-utility wholesale deliveries of electricity have grown vigorously and according to the federal government have grown at the rate of 21% per year in the ten years from 1986 to 1996.

   	The Maine Biomass Projects are dependent on wheeling power in order to sell their capacity or energy to purchasers other than Bangor Hydroelectric Company. Currently, they access the ISO's facilities through transmission lines owned by Bangor Hydroelectric Company and would pay material tariff charges for transmitting energy to the ISO's lines. Indeck Maine and the Trust are pursuing regulatory and engineering measures to either have the Bangor Hydroelectric lines reclassified as ISO facilities (which would greatly reduce transmission costs) or to connect directly to ISO facilities.

	Order 888 takes no action to modify existing Power Contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations.

	In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in New England, and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for independent power plants. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

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

	Although retail deregulation is being implemented currently on a state-by-state basis, there are some common elements which are expected to be included in the Maine and Massachusetts deregulation plans. First, most deregulating states will require that local utilities will be the "suppliers of last resort," which are required to serve any customers in their existing territories who do not purchase generated electricity from another source and which are required to obtain adequate generating capacity to meet those needs. Second, most deregulating states are requiring that utilities and other suppliers of electricity work through "independent system operators" such as the ISO, which coordinate purchase, transmission and sale of electricity between generators and distribution utilities. Independent system operators will have significant responsibility for supply reliability.

	Third, most deregulating states are requiring that utilities be compensated for stranded costs (which include long-term Power Contracts with Independent Power Projects that are above current and anticipated market prices) for a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges. Fourth, many states are requiring local utilities to divest a large portion or all of their generating assets or to sell their rights under long-term Power Contracts. The states have cited concerns such as the anti-competitive effects of allowing the utilities, which retain a monopoly over the wires that take electricity the last stages to the customer, to own generating assets. Further, the sale of assets (or above-market Power Contracts) sets a market price for those assets and allows a somewhat objective computation of the stranded costs related to those assets or contracts. For example, the true stranded cost of a nuclear plant is approximately the difference between the value assigned to it under state regulation and the price someone will pay for it at auction.

	Fifth, utilities having stranded costs are expected to mitigate those costs by buying out contracts or selling costly assets. Finally, many states are attempting to protect generators who use "renewable fuels" or that are considered to have
environmental or social benefits.   As discussed below, Maine and
Massachusetts are doing so.

Price and Cost Pressures

	The pricing pressures that retail and wholesale deregulation are bringing are expected to decrease the marginal cost of electricity. Competition will force utilities and generators to reduce overhead and administrative costs, to trim operation and maintenance costs and to more efficiently buy and use fuel.
Further, wholesale and retail deregulation and new generating technologies discussed below are expected to significantly reduce capital costs. For example, electric utilities currently maintain large amounts of generating capacity in reserve to meet peak loads (for example, to serve customers during a heat wave in July). According to the federal government, competition may lead to pricing strategies that reduce these peak loads. Competition may also force utilities to stop maintaining high-cost reserve capacity and to take greater risks. Finally, the widening wholesale market for electricity may increase efficiency by allowing utilities and power consumers to obtain distant, lower-cost capacity for reserve purposes rather than maintain local, higher cost, underutilized reserve capacity. For these and other reasons, the federal government currently estimates that national average electricity rates in real terms (adjusted for inflation) will decline to about 6.3 cents per kilowatt-hour in 2015 from the 1996 average level of 7.1 cents per kilowatt-hour.

	As these trends continue, high-cost generators will be disadvantaged and may fail. The Trust's small-scale generating plants have tended to have higher per-kilowatt hour costs (except for fuel) than new, large scale generating plants. The fuel cost advantages, if any, of landfill gas, hydroelectricity or waste biomass are thus critical to the competitiveness of the Trust's merchant power plants.

New Generating Technologies and
New Industry Participants

	Recent improvements in turbine technology, coupled with what is seen as the ample supply and relative cheapness of natural gas, have made gas turbines the favored technology for new electric generating plants. The federal government estimates that 80% of the new electric generating capacity to be added from 1995 to 2015 will be fueled by natural gas and that the amount of generation fueled by natural gas will increase from the current
10% to 29%. According to the federal government, new gas turbines only need 15 days per year of maintenance, on the average, compared with 30 days a year for steam turbines. Although gas turbines historically have been used to meet peak demand rather than baseload demand, new "combined cycle" units (which use heat from the turbine's exhaust to drive a second steam or gas turbine) have thermal efficiencies approaching 60% (60% of the theoretical maximum heat from the burning gas is converted to electricity) and can be used as baseload units. In contrast, steam turbines fired by coal have efficiencies in the 36% range and have operating and maintenance costs higher than those of combined cycle plants. Further, natural gas-fired turbines emit relatively low levels of sulfur dioxide, particulates and complex carbon compounds and thus may have lower environmental compliance costs than coal-fired or oil-fired plants. The federal government estimates that combined cycle gas turbine plants alone will account from 96,000 to 143,000 Megawatts of the 319,000 Megawatts of additional capacity to be added in the next 17 years.

	The new emphasis on natural gas-fired generation is causing large natural gas transmission or brokering companies to enter the electricity generation market rapidly. They have access to large volumes of gas and have the ability to raise large amounts of capital. Accordingly, most new investment in combined cycle gas Projects and other large-scale gas turbine Projects is being made by these natural gas/energy companies or by large utilities that are entering the competitive generation industry.

	A number of large participants in the independent generating industry have announced their intentions to build large gas turbine merchant power plants in Connecticut, Massachusetts and Maine in sizes from 250 to 750 Megawatts. The capacity of the proposed plants exceeds one-half of the total deficit in capacity caused by the shutdown of the Northeast Utilities nuclear power plants. If all or many of the announced plants were built, there might be a material increase in low-cost generation capacity in the New England area. There have also been reports, especially from the northeastern states, that large non-utility generating companies and utilities entering the competitive generating market outside their existing service territories are buying large numbers of older plants from local utilities with the intention of replacing them on site with new, large, natural gas-fueled plants. It is unclear whether many of the announced merchant power plants will actually be built, given the uncertainties of the market for electricity and the possibility that there may be insufficient gas pipeline capacity or supplies to fuel all of the recently announced plants.

	Many companies, including affiliates of fuel suppliers and utilities, have applied to FERC to act as electric power marketers, because they anticipate that if wholesale wheeling becomes significant there will be strong demand for brokers or market makers in electric power. It is uncertain whether power marketers will become significant factors in the electric power market. A related development is the creation of derivative contracts for hedging of and speculation in electricity supplies, which may offer generators, utilities and large industrial or commercial consumers the ability to reduce the volatility of competitive prices. To date, the effects of derivative contracts on the market for electricity in the Northeast have not been material.

Renewable Power

	The pressures of competition are expected to harm the "renewable power" segment of the industry, which includes the Maine Biomass Projects. "Renewable power" is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass, hydroelectric and geothermal plants with very low or zero fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states, including Massachusetts and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Unless there is a shortage of renewable capacity these state requirements may still not raise the price for renewable power high enough to make those Projects profitable.

Initial Effects of Trends

	With these conditions in mind, many observers see two primary strategies for non-utility generating plants to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or legislative actions do not abrogate the contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the market.

	Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic. This consolidation tends to create additional competitive pressures in the electric power industry; however, this trend may also encourage the divestiture of smaller Projects or Projects that are deemed less central to the operations of large, consolidated businesses.


(5).  Competition

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating independent power plants. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of independent power plants. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Trust.

     Please also review the discussion of changes in the industry above at (4) - Trends in the Electric Utility and Independent
Power Industries.

(6).  Regulatory Matters.

     Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. Since the Trust has agreed to comply with most of the requirements for "business development companies" under the 1940 Act, it also is contractually bound to comply with the requirements summarized below and others described at Exhibit 99 to this Annual Report on Form 10-K.

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

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back up power to Qualifying Facilities on a non discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated until recent years.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Providence and Maine Hydro Projects, which sells electricity to public utilities, are Qualifying Facilities. Maintaining the Qualified Facility status of an electric generating Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational or ownership requirements of PURPA. For small power production facilities such as the Providence and Maine Hydro Projects, the requirements are limited to maximum size, fuel use and ownership requirements that are currently unlikely to be violated. Cogeneration Projects that are Qualifying Facilities have more stringent requirements, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project.

     The Trust endeavors to comply with applicable PURPA requirements and does not believe that either the Providence or Maine Hydro Projects are subject to any requirement that could jeopardize their statuses as Qualified Facilities. If the Trust were to invest in cogeneration Projects or certain other types of Qualifying Facilities, the PURPA standards could raise material compliance questions. In any event, there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. States may require utilities to institute monitoring systems under which electric utilities continuously meter a cogeneration Project's performance.

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

     The FPA also provides that any hydroelectric facility that is located on a navigable stream or that affects public lands or water from a government dam may not be constructed or be operated without a license from FERC. Certain facilities that were operating before 1935 are exempt, if the waterway is non-navigable, or "grandfathered" and do not require licenses so long as the facilities are not modernized or otherwise materially altered. Licenses are granted for 30 to 50 year terms. All but two of the Maine Hydro Projects (with a rated capacity of 2.1 Megawatts) are subject to licensing. Of these 12 Projects, six (with a rated capacity of 6.4 Megawatts) have current licenses that expire from time to time between the years 2019 and 2037 and two (1.5 Megawatts) are currently in the licensing process, which can take from three to five years. The Trust believes that it will obtain licenses for each of these.

     The proposed conditions for one pending license, at the Pittsfield Project on the Kennebec River (1.1 Megawatt), have been received. The Project will have to provide upstream fish passages no earlier than 2002 or, if later, the time when all dams further upstream have provided passage. The Project will also have to provide interim fish passage both upstream and downstream to the extent warranted by fishery studies; downstream mitigation measures may require the Project to restrict flow through its turbines during certain spring peak flow periods that could materially impair electricity output. Until studies are complete, it is not possible to estimate the effects of these conditions. Further, as noted above at Item 1(c)(3) - Business - Narrative Description of Business - Project Operation, the licenses may include other onerous conditions. The Trust is a member of the Kennebec Hydro Developers Group, which is negotiating with Maine agencies and environmental groups for watershed-wide studies and remediation programs.

     Finally, six of the Maine Hydro Projects (with a rated capacity of 3.7 Megawatts) are exempt, grandfathered or are not otherwise subject to FERC licensing.

(D) Fuel Use Act. Projects that may be developed or acquired may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

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

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency ("EPA"). Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Maine, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides.
The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone-forming chemicals. If adopted, new regulations could required the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

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

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by stormwater permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

     In 1998, the Trust's Projects will become subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this will result in any material adverse effect on it.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have developed limited expertise and experience in obtaining necessary licenses, permits and approvals, which in the case of the Maine Hydro Project are the responsibility of Consolidated Hydro, Inc. andin the case of the Maine Biomass Projects are the responsibility of Indeck Operations, Inc. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project Sponsors to assist in evaluating the status of Projects regarding such matters.

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

     In particular, Commission approval was required for certain transactions involving certain closely affiliated persons of business development companies, including many transactions with the Managing Shareholder and the other investment programs sponsored by the Managing Shareholder. The decision to co-invest in the Providence Project with Ridgewood Power III required approval of the Commission, which took more than eight months to obtain. The decision to co-invest in the Maine Hydro Projects with Ridgewood Power V would also have required approval of the Commission. There was no assurance that the necessary approval for that co-investment or others could be obtained.

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

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships or limited liability companies in which the Trust has an interest.

                                                     Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                     Interests  Lease      Acreage    Project          of
Projects   Location  in Land  Expiration   of Land    (Actual        Project
                                                     or Projected)

Provi-     Providence,
 dence     Rhode       Leased    2020        4         10,000       Landfill
           Island                                                  gas-fired
                                                                  generation
                                                                    facility
Maine Hydro 14 sites
            in Maine   Owned     n/a        24            n/a          Hydro-
                       by joint                                     electric
                       venture*                                   facilities

Pump Ser-   Ventura    License   n/a        n/a        nominal       Natural-
 vices       County,                                               gas-fueled
           California                                             engines for
                                                                   irrigation
                                                                pumps located
                                                                   on various
                                                                        farms
Maine    West Enfield  Owned     n/a       less        18,000     Wood waste-
 Bio-    and Jonesboro, by joint           than                 fired genera-
 mass    Maine          venture             25                  tion facility

*Joint venture equally owned by Trust and Ridgewood Power V.
** Joint venture owned by Indeck Maine former members, the Trust and Ridgewood Power V.

Item 3.  Legal Proceedings.

     There are no legal proceedings involving the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 1997.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and four other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, IV and V) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Form 10-K, there are 943 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in 1996 and 1997:


                                      Year ended December 31,
                                         1996         1997
Total distributions to Investors      $1,659,928  $3,287,256
Distributions per Investor Share           3,481       6,894
Distributions to Managing Shareholder    $16,767     $33,205

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

Supplemental Information                                            As of and for the
Schedule                                                          Period from Commencement
Selected Financial                                                   of Share Offering
Data                           As of and for the Years Ended        (February 6, 1995)
                                     December 31,                         through
                              1997                 1996              December 31, 1995
                                                                        (Restated)*
Total Fund Information:

Net sales                      $6,810,911      $4,087,722                        $0
Net income (loss)                 402,777          72,769                  (156,133)
Net assets (shareholders'
  equity)                      35,023,361      38,746,599                13,502,131
Investments in Project
  development limited
  partnerships, power
  generation equipment
  and developmental costs       26,048,431     20,467,908                         0
Investment in electric
  power sales contract
  (net of amortization)          7,391,828      7,947,697                         0
Total assets                    47,964,823     52,453,335                13,890,163
Long-term obligations            4,848,067      5,440,260                         0
Per Share of Trust
 Interest:
  Revenues                          15,059         $9,121                        $0
  Net income (loss)                   (845)           153                      (963)
  Net asset value                   73,455         81,264                    83,295
Distributions to Investors           6,894          3,517                         0

* Restated on consolidation and equity method accounting principles. See Item 8 - Financial Statements and Supplementary
Data.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000, except per share data.

     The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence and California Pumping Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Indeck Maine Biomass Projects, which are owned 50% by the Trust.

Outlook

     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The States that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Providence and Maine Hydro Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts. The Providence contract expires in 2020 and eleven of the Maine Hydro contracts expire in 2008 and the remaining three expire in 2004, 2014 and 2017. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will sufficient to allow the Trust's Projects to operate profitably.

     The Providence Project generates electricity from methane gas produced at the Central Landfill in Johnston, Rhode Island. Gas reserves are estimated to be in excess of the amount needed to generate the 12 Megawatt maximum under the Power Contract with New England Power Company. The price paid for the gas is a percentage (15% to 18%) of net revenue from power sales. Accordingly, the Providence Project is not affected by fuel cost price changes. The quality of the gas may vary from time to time. Poor quality gas may cause operating problems, down time and unplanned maintenance at the generating facility.

     The Maine Hydro Projects have a limited ability to store water. Accordingly, the amount of revenue from electricity generation from these Projects is directly related to river water flows, which have fluctuated as much as 30% from the average over the past ten years. It is not possible to accurately predict revenues from the Maine Hydro Projects.

     The Indeck Maine Biomass Projects sold electricity under short-term contracts during the months of July, August, October, November and December 1997. The Projects are currently shut down and will not be operated unless sales arrangements are obtained which would provide sufficient revenue to cover the Projects fixed and variable costs. Under current legislation, the electricity market in the State of Maine will be deregulated on March 1, 2000. Assuming biomass fuel can be purchased at reasonable prices in the year 2000 and beyond, the Indeck Maine Biomass Projects should be among the low cost producers of electricity in Maine and should be able to operate profitably in a competitive market environment. In the meantime, the Trust intends to keep the Projects in an idle mode until market conditions become more favorable, and the Project operator will seek short-term contracts to sell energy, installed capacity and operable capacity.

     All Projects currently owned by the Trust produce electricity from renewable energy sources, such as landfill gas, hydropower and biomass ("Green Power"). In the State of Maine, as a condition of licensing, competitive generation providers and power marketers will have to demonstrate that at least 30% of their generation portfolio is Green Power sources. Other States in the New England Power Pool have or are expected to have similar Green Power licensing requirements, although the percentage of Green Power generation may differ from State to State. These Green Power licensing requirements should have a beneficial affect on the future profitability of the Trust's Projects.

     Industry trends that may affect results of operations in 1998 and beyond are discussed above at Item 1(c)(4) - Business -
Trends in the Electric Utility and Independent Power Industries.

Results of Operations
The year ended December 31, 1997 compared to the year ended
December 31, 1996.

     In 1997, the Trust had a net loss of $403,000 as compared to net income of $73,000 in 1996. The 1997 results include earnings, net of minority interest, from the Providence Project of $964,000, equity in net income from the Maine Hydro Projects of $522,000, equity in the net loss of the Indeck Maine Biomass Projects of $680,000, and a minor contribution from the California Pumping Project of $10,000, interest income at the Trust level of $701,000, less Trust level expenses of $1,920,000. The Trust-level expenses include management fees, due diligence costs and general, and administrative and other expenses of $1,155,000, $669,000 and $96,000, respectively.

     The Trust's only investments in the first nine months of 1996 were the Providence Project and the California Pumping Project and the Trust had significant investment fee expenses relating to the share offering. Net income for 1996 of $73,000, includes earnings, net of minority interest, from the Providence Project of $520,000, equity in net income from the Maine Hydro Projects of $99,000 a minor contribution to earnings from the California Pumping Project of $16,000, interest income at the Trust level of $1,004,000, less Trust-level expenses of $1,566,000. The Trust-level expenses include investment fees, management fees and general, and administrative and other expenses of $628,000, $845,000 and $93,000, respectively.

The year ended December 31, 1996 compared to the period from February 6, 1995 to December 31, 1995.

     During 1995, the Trust had not yet acquired any interests in Projects and its activities were limited to organizational and offering efforts and to initial review of potential investments.

     The Trust acquired the California Pumping Project at the end of 1995 and acquired its interest in the Providence Project on April 16, 1996. The Trust closed on the acquisition of its 50% in the Maine Hydro Projects on December 23, 1996. Accordingly, the 1995 results reflected only income earned on interim investments and Trust level administration expenses, while the 1996 results primarily reflect the results of the Providence Project for eight and one half months, and insignificant results from the California Pumping and Maine Hydro Projects.

     Total 1996 revenues from the operating Projects were $4,349,000 and, after subtracting the $2,992,000 cost of sales, the 1996 gross profit from operations was $1,357,000 (a 31.2% operating margin). Other operating expenses, primarily reflecting the costs of administering the Trust and carrying on its investment program, totaled $1,994,000, as compared with $454,000 in 1995. The 339.2% increase was caused primarily by the $888,000 management fee (3% of net asset value) that was charged for the first time in 1996 and a $323,000 (105.9%) increase in the investment fee. The increase in the investment fee was directly proportional to the higher level of sales of Investor Shares in 1996. There was also a $303,000 (439.1%) increase in general and administrative expenses, reflecting the larger size of the Trust, costs of the Providence Project, the increase in the number of Investors and the costs of the proxy solicitation and related legal and accounting expenses. As a result of these factors, the operating loss for 1996 increased by only $183,000 (40.2%) from 1995 to 1996.

     Non-operating income in 1996 (up $701,000, or 235.2% from
1995) was made up of interest income on the Trust's uninvested funds and a small amount of accrued income from the eight days on which the Trust owned a 50% interest in the Maine Hydro Projects. Against this in 1996 was subtracted $395,000 of interest expense on the debt encumbering the Providence Project.

     Distributions from the Providence Project for 1996 were low (an 11.6% annualized return on investment) but within expectations. At the time the Project was purchased its profitability was low and the Trust planned to make major investments and changes to operations to increase efficiency. Electric output increased by an average of 33% in the eight and one half months in which RPMC has operated the Project in 1996.

Liquidity and Capital Resources

     As of December 31, 1997, the Trust had raised approximately $40,507,000 of funds from its offering, net of offering fees and expenses. The Trust has invested $12,850,000 in the Providence Project, $7,080,000 in the Maine Hydro Projects, $7,298,000 in the Indeck Maine Biomass Project, $723,000 in the California Pumping Project and $455,000 in equipment.

     At December 31, 1997, the Trust had $11,086,000 of cash available for investment in Projects. Cash flow provided by operation activities in 1997 amounted to $2,656,000.
Distributions to shareholders of the Trust amounted to $3,320,000.

     In 1997, capital expenditures amounted to $3,060,000, most of which related to the installation of a ninth generator engine at the Providence Project.

     During the fourth quarter of 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1997.

     Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

     The Trust anticipates that during 1998 its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Financial instruments

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Currently the Trust invests only in bank obligations of Fleet Bank, N.A. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low.

Year 2000 Remediation

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan on schedule.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of 1998 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs.

     The marketing and investor relations functions rely on custom-written software and the Managing Shareholder has hired a specialist to remedy that software. The year 2000 changes in the distribution system, which is used to send checks to Investors, have been completed and are being tested. The effort is on schedule to complete remediation and testing by December 31, 1998 and the Managing Shareholder believes that all material systems will be year 2000 compliant by early 1999. Some systems are being remediated using the "sliding window" technique. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective.

     Although the total cost associated with year 2000 compliance is not yet determined, the Trust does not believe that the costs will be material to its financial position or results of operation.


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Report of Independent Accountants                   F-2
Balance Sheets at December 31, 1997 and 1996        F-3
Statement of Operations for Years Ended
  December 31, 1997 and 1996 and for Period
  from Commencement of Share Offering
  (February 6, 1995) through December 31, 1995      F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 1997 and 1996 and for
  Period from Commencement of Share Offering
  through December 31, 1995                         F-5
Statement of Cash Flows for
  Years Ended December 31, 1997 and 1996 and for
  Period from Commencement of Share Offering
  through December 31, 1995                         F-6
Notes to Financial Statements               F-7 to F-17

Financial Statements for Maine Hydro Projects *
Financial Statements for Maine Biomass Projects*

*To be supplied by amendment.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles for operating companies, using consolidation and equity method accounting principles.
This differs from the basis used by the three prior independent power programs sponsored by the Managing Shareholder, which present the Trust's investments in Projects on the estimated fair value method rather than the consolidation and equity accounting method. The financial statements for 1995 have been restated on the same basis used for 1996 and 1997. No material changes in net income or cash flow resulted..

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

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. The business objectives of these four trusts are similar to those of the Trust.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 46 limited partnership funds and one business trust over the last 16 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Power Capital Corporation ("Ridgewood Capital"), organized in 1998, which assists in offerings made by the Managing Shareholder; and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund and RPMC. Each of these corporations is wholly owned by Robert E. Swanson, who is their sole director.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 51, has also served as President of the Trust since its inception in November 1992 and as President of RPMC, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 39, has served as Executive Vice President of the Managing Shareholder, RPMC, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Power Capital Corporation since its organization in 1998. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 43, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMC and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMC and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 50, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the other four trusts organized by the Managing Shareholder and RPMC in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMC in April 1997 and is now also Chief Financial Officer of the Growth Fund.

     Mr. Quinn has 29 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President-Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 45, has served as Vice President of the Managing Shareholder, RPMC, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at
Item 13 -- Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 1999 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

(d)  Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder, with the addition of Joseph A. Heyison, Senior Vice President and General Counsel. Mr. Heyison, age 43, joined RPMC in January 1996. He was previously of counsel to the law firm of De Forest & Duer, concentrating in corporate finance, banking, environmental law and securities. He is a member of the bars of New Jersey, New York and Ohio and was graduated from the University of Pennsylvania Law School in 1979.

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

     The Independent Trustees of the Trust are John C. Belknap and Dr. Richard D. Propper. Mr. Belknap and Dr. Propper also serve as independent trustees for Ridgewood Power I and the Growth Fund. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 49, has been chief financial officer of three national retail chains and their parent companies. Since July 1997, he has been Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1997.

(g)  RPMC.

     As discussed above at Item 1 - Business, RPMC assumed day-to-day management responsibility for the Providence Project.
Like the Managing Shareholder, RPMC is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project under which RPMC, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative
services for the Providence Project.   RPMC will charge the Trust
at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMC shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMC, the Managing Shareholder may, but is not required to, charge RPMC at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

     RPMC will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects.
RPMC will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing
Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPMC, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMC; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMC shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMC are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer), Ms. Olin (Vice President) and Mr. Heyison, (Senior Vice President and General Counsel). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 50, joined RPMC in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMC, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMC at cost for services provided by RPMC's employees; no such reimbursement per employee exceeded $60,000 in 1996 or 1997 Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Trustee is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly in January 1995 and following years the Trust paid each Independent Trustee $5,000 for his services. The Board of the Trust is entitled to review the compensation payable to the Independent Trustees annually and increase or decrease it as the Board sees reasonable. The Trust is not entitled to pay the Independent Trustees compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without prior Board approval.

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

     The Trust did not make any distributions in 1995 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1996 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                    Paid to        1997         1996     1995

Management fee        Managing
                      Shareholder  $1,154,758   $888,209       $0
Cost reimbursements*   RPMC         3,995,249    337,228        0
Investment fee        Managing
                      Shareholder           0    627,561  304,697
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation           0    315,493  172,674
Organizational,       Managing
 distribution and    Shareholder
 offering fee                               0  1,892,959  954,342

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

     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Providence and California Pumping Projects. Beginning in 1996, these reimbursements were paid to RPMC. The reimbursements to RPMC, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPMC.

     Other information in response to this item is reported in response to Item 11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b)  Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1997.

     (c)  Exhibits

     3A. Certificate of Trust of the Registrant is incorporated by reference to Exhibit 3A of Registrant's Registration Statement filed with the Commission onFebruary 15, 1994.

     3B. Declaration of Trust of the Registrant is incorporated by reference to Exhibit 3B of Registrant's Registration Statement filed with the Commission on February 19, 1994.

     3C. Amendment No. 1 to Declaration of Trust is incorporated by reference to Exhibit 3C of Registrant's Annual Report on Form
10-K for the year ended December 31, 1996.

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

     10F. Management Agreement, dated as of __________, 1996, between the Registrant and Ridgewood Power Corporation.
Incorporated by reference to Exhibit 10F of the Registrant's
Annual Report on Form 10-K for the year ended December 31, 1996.

     10G. Operation Agreement, dated as of April 16, 1996, among the Registrant, Ridgewood Providence Corporation and Ridgewood Power Management Corporation. Incorporated by reference to
Exhibit 10G of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

     10H. Agreement to Purchase Membership Interests, dated as of June 11, 1997, by and between Ridgewood Maine, L.L.C.
and Indeck Maine Energy, L.L.C.  Incorporated by reference to
Exhibit 2.A. of Amendment No. 1 to Registrant's Current Report on Form 8-K dated July 1, 1997.

     10I.  Amended and Restated Operating Agreement of
Indeck Maine Energy, L.L.C., dated as of June 11, 1997.
Incorporated by reference to Exhibit 2.B. of Amendment No. 1 to
Registrant's Current Report on Form 8-K dated July 1, 1997.

The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

     21.   Subsidiaries of the Registrant               Page 78

     24.   Powers of Attorney                           Page 79

     27.   Financial Data Schedule                      Page 81

     99. Listing of Statutory Provisions that the Trust Agrees to Comply with. Incorporated by reference to Exhibit 99 of the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1996.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST IV (Registrant)

By:/s/ Robert E. Swanson    President and Chief    April 15, 1998
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief    April 15, 1998
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 15, 1998

By:/s/ Kathleen P. McSherry   Controller           April 15, 1998
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder  April 15, 1998

By:/s/ Robert E. Swanson    President
       Robert E. Swanson

 /s/ Robert E. Swanson  *   Independent Trustee    April 15, 1998
       John C. Belknap

 /s/ Robert E. Swanson  *   Independent Trustee    April 15, 1998
       Richard D. Propper



  As attorney-in-fact for Independent Trustee

Ridgewood Electric Power Trust IV

Consolidated Financial Statements

December 31, 1997, 1996 and 1995

























                             -F1-

Price Waterhouse LLP 1177   Avenue of the Americas   Telephone 212 596 7000
                            New York, NY 10036       Facsimile 212 596 8910
[Letterhead of Price Waterhouse LLP]

Report of Independent Accountants

April 2, 1998

To the Shareholders and Trustees of
Ridgewood Electric Power Trust IV

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and the period February 6, 1995 (commencement of share offering) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 2, effective on October 2, 1996, the shareholders of the Trust consented to end its election to be treated as a Business Development Corporation under the Investment Company Act of 1940. As a result, generally accepted accounting principles for investment companies no longer applied to the Trust and the Trust adopted generally accepted accounting principles applicable to operating companies. The financial statements of the Trust have been restated to reflect the application of generally accepted accounting principles for operating companies for the period from February 6, 1995 (commencement of share offering) to October 2, 1996.

/s/  Price Waterhouse LLP



                               -F2-

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
                                                      December 31,
                                                 1997            1996

Assets:
Cash and cash equivalents               $  11,086,281    $ 22,685,829
Maintenance reserve fund                          ---         394,070
Accounts receivable, trade                    559,764       1,065,181
Other receivables                              97,453         109,999
Due from affiliates                           164,536             ---
Other assets                                  383,810         528,345

     Total current assets                  12,291,844      24,783,424

Investments:
Investment in Maine Hydro Projects          6,694,826       6,913,421
Investment in Maine Biomass Projects        6,617,862             ---
Electric power equipment held for resale      455,182         455,182
Deferred due diligence costs                   27,159         245,828

Plant and equipment                        14,949,735      11,889,451
  Less- Accumulated depreciation           (1,068,812)       (357,109)

Electric power sales contract               8,338,040       8,338,040
  Less- Accumulated amortization             (946,212)       (390,343)

Debt reserve fund                             605,199         575,441

Total assets                             $ 47,964,823    $ 52,453,335

Liabilities and Shareholders' Equity:

Current maturities of long-term debt     $    592,193    $    538,191
Accounts payable and accrued expenses         384,533         747,960
Due to affiliates                             658,253          92,057
     Total current liabilities              1,634,979       1,378,208

Long-term debt, less current portion        4,848,067       5,440,260
Minority interest in the Providence
 Project                                    6,458,416       6,888,268


Commitments and contingencies

Shareholders' Equity:
Shareholders' equity
 (476.8 shares issued
 and outstanding)                          35,078,194      38,764,199
Managing shareholder's
 accumulated deficit                          (54,833)        (17,600)
     Total shareholders' equity            35,023,361      38,746,599

     Total liabilities and
      shareholders' equity               $ 47,964,823    $ 52,453,335

See accompanying notes to the consolidated financial statements.
                                  -F3-

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations

                                                            Commencement
                                                       of Share Offering
                                                      (February 6, 1995)
                        Year Ended       Year Ended              through
                      December 31,     December 31,         December 31,
                              1997             1996                 1995
                                                                Restated

Net sales             $  6,810,911     $  4,087,722      $          ---
Sublease income            369,000          261,375                 ---
    Total revenue        7,179,911        4,349,047                 ---

Cost of sales,
 including depreciation
 and amortization of
 $1,267,572 and
 $747,452 in 1997
 and 1996                4,879,962        2,991,835                 ---

Gross profit             2,299,949        1,357,262                 ---

General and
 administrative expenses   505,116          372,415              68,752
Management fee           1,154,758          888,209                 ---
Investment fee                 ---          627,561             304,697
Project due diligence
 costs                     668,554           63,052              50,000
Other expenses              32,255           43,160              31,089
    Total other
     operating expenses  2,360,683        1,994,397             454,538

Loss from operations       (60,734)        (637,135)           (454,538)

Other income (expense):
  Interest income          926,641        1,294,037             298,405
  Interest expense        (572,660)        (394,665)                ---
  Loss from Maine
   Biomass projects       (680,109)             ---                 ---
  Income from Maine
   Hydro projects          521,710           99,224                 ---
     Other income, net     195,582          998,596             298,405

Income (loss) before
 minority interest         134,848          361,461            (156,133)

Minority interest
 in the earnings of
 the Providence Project   (537,625)        (288,692)                ---

Net income (loss)         (402,777)    $     72,769      $     (156,133)


See accompanying notes to the consolidated financial statements.

                                  -F4-

Ridgewood Electric Power Trust IV
Consolidated Statement Of Changes in Shareholders' Equity
For the Years Ended December 31, 1997 and 1996 and the Period
February 6, 1995 (inception) to December 31, 1995

                                             Managing
                         Shareholders       Shareholder          Total

Initial capital
 contributions, net
 (162.1 shares)           $13,658,264      $       ---      $13,658,264

Net loss for the period      (154,572)          (1,561)        (156,133)

Shareholders' equity,
 December 31, 1995
  (162.1 shares)           13,503,692           (1,561)      13,502,131

Capital contributions,
 net (314.7 shares)        26,848,394              ---       26,848,394

Cash distributions         (1,659,928)         (16,767)      (1,676,695)

Net income for the year        72,041              728           72,769

Shareholders' equity
 December 31, 1996
 (476.8 shares)           $38,764,199      $   (17,600)     $38,746,599

Cash distributions         (3,287,256)         (33,205)      (3,320,461)

Net loss for the year        (398,749)          (4,028)        (402,777)

Shareholders' equity,
 December 31, 1997
 (476.8 shares)           $35,078,194     $    (54,833)     $35,023,361

See accompanying notes to the consolidated financial statements.

                                 -F5-

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows

                                                                Commencement
                                                           of Share Offering
                                                          (February 6, 1995)
                            Year Ended       Year Ended              through
                          December 31,     December 31,         December 31,
                                  1997             1996                 1995


Cash flows from
 operating activities:
  Net income (loss)         $  (402,777)    $     72,769      $    (156,133)

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used
 in) operating activities:
  Depreciation and
   amortization               1,267,572          747,452                ---
  Amortization of prepaid
   and accrued royalties-
   net                              ---          777,886                ---
  Minority interest in
   earnings of the
   Providence Project           537,625          288,692                ---
  Income of unconsolidated
   Maine Hydro Projects        (521,710)         (99,224)               ---
  Loss from unconsolidated
   Maine Biomass Projects       680,109              ---                ---

Changes in assets and
 liabilities, net of effects
 of Providence Project
 investment:
  Decrease (increase) in
   maintenance reserve fund     394,070          (14,164)               ---
  Decrease (increase) in
   accounts receivable, trade   505,417         (418,433)               ---
  Decrease (increase) in
   other receivables             12,546          (50,535)           (59,464)
  Decrease in customer
   escrow fund                      ---         1,119,115               ---
  (Decrease) increase in
   accounts payable and
   accrued expenses            (363,426)          450,418            34,413
  Increase (decrease) in
   due to/from affiliates,
   net                          401,660          (261,562)              ---
  Other- net                    144,535            76,628               ---

     Total adjustments        3,058,398         2,616,273           (25,051)

Net cash provided by (used
 in) operating activities     2,655,621         2,689,042          (181,184)

Cash flows from investing
 activities:
  Investment in the
   Providence Project,
   net of cash
   acquired                         ---        (8,287,184)              ---
  Investment in Maine
   Hydro Projects              (265,953)       (6,814,197)              ---
  Investment in Maine
   Biomass Project           (7,297,971)              ---               ---
  Distributions from
   Maine Hydro Projects       1,006,257               ---               ---
  Capital expenditures       (3,060,284)       (1,928,332)              ---
  Deferred due diligence
   costs                        218,669          (222,393)          (23,435)
  Purchase of electric
   generating equipment             ---               ---          (455,182)

Net cash used in
 investing activities        (9,399,282)      (17,252,106)         (478,617)

Cash flows from
 financing activities:
  Proceeds from
   shareholders'
   contributions                    ---        31,495,223        16,017,470
  Selling commissions
   and offering costs
   paid                             ---        (4,646,829)       (2,359,206)
  Cash distributions
   to shareholders           (3,320,461)       (1,676,695)              ---
  Payments to reduce
   long-term debt              (538,191)         (331,953)              ---
  Increase in debt
   reserve fund                 (29,758)          (58,677)              ---
  Distributions to
   minority interest           (967,477)         (530,639)              ---

     Net cash (used in)
      provided by
      financing
      activities             (4,855,887)       24,250,430        13,658,264

Net (decrease) increase
 in cash and cash
 equivalents                (11,599,548)        9,687,366        12,998,463

Cash and cash
 equivalents,
 beginning of period         22,685,829        12,998,463               ---

Cash and cash
 equivalents,
 end of period              $11,086,281     $  22,685,829     $  12,998,463


See accompanying notes to the consolidated financial statements.

                                   -F6-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

1.  Organization and Purpose

Nature of Business

     Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995 and discontinued its offering of shares in March 1996.

     The Trust has been organized to invest in independent power generation facilities and in the development of these facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). The power plants will sell electricity and, in some cases, heat energy to utilities and industrial users under long-term contracts.

Business Development Company Election

     The Trust initially made an election to be treated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("the 1940 Act"). On January 24, 1995, the Trust notified the Securities Exchange Commission of such election and registered its shares under the Securities Exchange Act of 1934 ("the 1934 Act"). On March 24, 1995, the election and registration became effective.

     On September 9, 1996, through a proxy solicitation the Trust requested investor consent to end the BDC status. As of October 2, 1996, more than 50% of the investors shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.  Summary of Significant Accounting Policies

Accounting changes

     As a BDC under the 1940 Act, the Trust utilized generally accepted accounting principles for investment companies. As a result of the elimination of the BDC status, the Trust now utilizes generally accepted accounting principles for operating companies. In accordance with the generally accepted accounting principles for BDCs, investments in power generation projects were stated at fair value in previously issued financial statements. As a result of the elimination of the BDC status, consolidation and equity method accounting principles now apply to the accounting for investments. Accordingly, the financial data for the period from February 6, 1995 to December 31, 1995 has been restated to reflect the use of consolidation and equity method accounting principles. Because the Trust did not invest in projects until 1996, the restatement had no impact on net income or stockholders' equity.

Principles of consolidation and accounting for investment in power generation projects

     The consolidated financial statements include the accounts of the Trust and affiliates owned more than 50%. All material intercompany transactions have been eliminated.
                                   -F7-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

     The Trust uses the equity method of accounting for its investments in affiliates which are 50% owned because the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliate but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated results of operations.

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

Plant and equipment

     Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, based on their estimated future cash flows.

     Depreciation is recorded using the straight-line method over the useful lives of the assets, which is 10 to 20 years. During 1997 and 1996, the Trust recorded depreciation expense of $711,703 and $357,109, respectively.

Intangible asset

     A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the asset (15 years) on a straight-line basis. During 1997 and 1996, the Trust recorded amortization expense of $555,869 and $390,343, respectively.

Electric power equipment held for resale

     The Trust owns certain used electric power equipment that is stated at cost, which approximates estimated net realizable value.

Revenue recognition

     Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contract. Interest and dividend income is recorded when earned.


                                   -F8-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

In come taxes

     No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Offering costs

     Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

Due diligence costs relating to potential power projects

     Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

3.  Investments

     The Trust has the following investments in power generation projects and electric power equipment:



                      Nature of   Ownership            December 31,
Project Name          Ownership    Interest         1997         1996

Consolidated:
Providence Project    Partnerships    64.3%  $11,632,385  $12,411,572

California Pumping
 Project              Direct
                      Ownership      100.0%      648,176      687,733
Electric Power
 Equipment            Direct
                      Ownership      100.0%      455,182      455,182

Equity method:
Maine Hydro
 Projects             Partnerships    50.0%   $6,694,826   $6,913,421

Maine Biomass
 Projects             Limited
                      Liability
                      Companies       50.0%    6,617,862          ---

Providence Project

     In 1996, Ridgewood Providence Power Partners, L.P. was formed as a Delaware limited partnership ("Providence Power"). The Trust invested $12,721,500 and owns a 64.3% limited partnership interest in Providence Power.

                                   -F9-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

In addition, Ridgewood Providence Power Corporation, was formed as a Delaware corporation ("RPPCorp."). The Trust invested $128,500 and owns 64.3% of the outstanding common stock of RPPCorp., which is the sole general partner of Providence Power.

     On April 16, 1996, Providence Power purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to 13.8 megawatts. The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 in cash, including transaction costs and repayment of $3,000,000 of principal on the senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

     Through ownership in RPPCorp. and Providence Power, the Trust owns 64.3% of the Providence Project. The remaining 35.7% is owned by Ridgewood Electric Power Trust III ("Trust III"). Ridgewood Power Corporation is the managing partner of the Trust and Trust III.

     The acquisition of the Providence Project was accounted for as a purchase as of April 16, 1996, and the results of operations of the Providence Project have been included in the Trust's Consolidated Financial Statements since that date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $8,338,040 was allocated to the Electric Power Sales Contract and is being amortized over 15 years.

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

California Pumping Project

     On December 31, 1995, the Trust acquired a package of natural gas fueled diesel engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are

                                    -F10-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

sold to the operator at a discount from the equivalent kilowatt hours of electricity. The Trust receives a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator pays for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996. During 1996, the Trust acquired an additional 9 engines with a rated capacity of 1.2 megawatts at a purchase price of $344,111. At December 31, 1997 and 1996, the Trusts total investment in the California Pumping Project was $697,730.

Electric Power Equipment Held for Resale

     The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At December 31, 1997 and 1996, the cost of such equipment was $455,182.

Maine Hydro Projects

     On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). The Trust made investments totaling $6,748,256 and owns a 50% limited partnership interest in Ridgewood Hydro L.P. In addition, Ridgewood Maine Hydro Corporation, was formed as a Delaware corporation ("RMHCorp."). The Trust invested $65,941 and owns 50% of the outstanding common stock of RMHCorp., which is the sole general partner of Ridgewood Hydro L.P.

     On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,004,679. The Trust's 50% share of the cash consideration paid was $6,814,198. The remaining 50% was paid by Ridgewood Electric Power Trust V ("Trust V"). Ridgewood Power Corporation is the managing partner of the Trust and Trust V.

     The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the Consolidated Financial Statements since December 23, 1996.

     The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement.
The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $429,430 and $3,070 of expense under this arrangement during the periods ended December 31, 1997 and 1996, respectively. The agreement has a five year term and can be renewed for two additional five year terms by mutual consent.

                                       F11-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

     Summarized financial information for the Maine Hydro Prjects are as follows:

Balance Sheet Information

                              December 31, 1997        December 31, 1996
Current assets                     $  1,757,908             $  2,115,375
Electric power sales contract        12,225,765               13,286,920
Other non-current assets                634,952                  800,000

Total assets                       $ 14,618,625             $ 16,202,295


Current liabilities                 $   291,911            $   1,370,774
Non-current liabilities                 937,062                1,004,679
Partners' equity                     13,389,652               13,826,842
Total liabilities and equity       $ 14,618,625             $ 16,202,295

Statement of Operations Information

                                                            For the Period
                                                         September 5, 1996
                           For The Year Ended          (date of inception)
                            December 31, 1997          To December 31, 1996

Revenue                         $4,113,065                      $192,152
Operating expenses               2,952,589                        50,340
Net income                       1,043,420                       198,447

Maine Biomass Projects

     On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 and includes transaction costs of $297,971. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September 1997 and were reactivated in November 1997 to sell capacity and energy to Bangor Hydro-Electric Company, a local utility ("BHC") on a month-to-month basis. The facilities were again shut down in January 1998. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month.

     The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust V also purchased an identical preferred membership interest in the Maine Biomass Projects. After payments in full to the preferred membership interests, up to $2,500,000 of any remaining cash flow during the year is paid to the other the Maine Biomass Projects members. Any remaining operating net cash flow is payable 25% to the Trust and Trust V and 75% to the other the Maine Biomass Projects members.

                                    -F12-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements


     The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects for the period July 1, 1997 to December 31, 1997 was $680,109.

     The Penobscot and Eastport projects are operated by Indeck Operations, Inc., an affiliate of the other members of Indeck Maine under a management agreement. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement has a form of one year and automatically continues for successive one year terms unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Trusts can also cancel the contract effective December 31, 1998 if certain preferred membership interest payments have not been made.

     Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheet Information at December 31, 1997

Current assets        $  861,677     Current liabilities      $  912,683
Non-current assets     3,524,356     Members' equity           3,473,350
Total assets        $  4,386,033     Total liabilities and
                                      equity                  $4,386,033

Statement of Operations Information for the Period July 1, 1997 (date of acquisition) to December 31, 1997

Revenue                           $  2,991,793
Operating expenses                   4,276,373
Depreciation & Amortization            100,085
Net loss                          $ (1,384,665)

4.  Long-term Debt

     Following is a summary of long-term debt at December 31, 1997:

Senior secured non-recourse notes payable      $5,440,260
Less - Current maturity                          (592,193)
Total long-term debt                           $4,848,067

     The senior secured non-recourse notes are due in monthly installments of $90,738 including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the year ended December 31, 1997 or for the eight and one half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 1997 and 1996, the cash balance in these reserve accounts was $605,199 and $575,441, respectively. Additions and reductions to

                                    -F13-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account terminated and the cash balance in the reserve account was released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

     Scheduled repayments of long-term debt principal for the next five years are as follows:

                        Year Ended
                      December 31,          Repayment

                          1998              $592,193
                          1999               651,613
                          2000               716,995
                          2001               788,937
                          2002               868,098

     During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,150,000. At December 31, 1997, there were no borrowings outstanding under the credit facility. Outstanding borrowing bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

5.  Fair Value of Financial Instruments

     At December 31, 1997, the carrying value of the Trust's cash, accounts receivable, debt service reserve fund and accounts payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

6.  Electric Power Sales Contracts

     Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment to NEP in the event of default. At April 16, 1996, the required escrow balance amounted to $1,065,989. In October 1996, the required escrow balance decreased to zero and the cash held in escrow was released to Providence Power. For the year ended December 31, 1997 and the eight and one half months ended December 31, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $6,458,648 and $3,946,077, respectively.

     The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell

                                    -F14-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract for three more five-year periods. The two power purchase agreements with BHC expire in December 2014 and February 2017.

7.  Landfill Lease and Sublease

     Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. At the time of the acquisition of the Providence Project, Providence Power made a royalty prepayment to RISWMC of $925,000. For the year ended December 31, 1997 and the eight and one half months ended December 31, 1996, royalty expense relating to the RISWMC lease amounted to $951,767 and $588,456, respectively.

     Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

     1. Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $369,000 and $261,375 for the year ended December 31, 1997 and eight and one half months ended December 31, 1996, respectively.

     2. Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the year ended December 31, 1997 and the eight and one half months ended December 31, 1996, amounted to $863,536 and $555,447, respectively.

8.  Transactions With Managing Shareholder and Affiliates

     The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For

                                     -F15-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

the period ended December 31, 1996 and 1995, the Trust paid fees for these services to the managing shareholder of $1,892,959 and $954,342, respectively. These fees were recorded as a reduction in the shareholders' capital contribution.

     The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the periods ended December 31, 1996 and 1995, the Trust paid investment fees to the managing shareholder of $627,561 and $304,697, respectively.

     The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the year ended December 31, 1997 and 1996, the Trust paid an annual management fees to the managing shareholder of $1,154,758 and $888,209, respectively.

     Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed each year an amount equal to 14% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

     Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1997.

     The managing shareholder purchased one share of the Trust for $83,000 in 1995. Through December 31, 1997, commissions and placement fees of $172,674 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

     Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood

                                    -F16-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

Management. During the year ended December 31, 1997 and the eight and one half months ended December 31, 1996, Ridgewood Management charged Providence Power $467,881 and $337,228, respectively. During the periods ended December 31, 1997 and 1996, Ridgewood Management did not charge any amounts to the Maine Hydro projects or the Maine Biomass projects.





















                                -F17-