Form 10-Q
period 1998-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1998-05-15
CIK 930364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998

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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEET

                            March 31,      December 31,
                              1998            1997
                           (unaudited)
Assets
Cash and cash
  equivalents              $ 8,858,191     $ 11,086,281
Accounts receivable,
  trade                      1,105,278          657,217
Due from affiliates            261,735          164,536
Other assets                   429,463          383,810
Total current
  assets                    10,654,667       12,291,844

Investments:

Investment in Maine
  Hydro projects             7,021,356        6,694,826
Investment in Maine
  Biomass projects           6,600,005        6,617,862
Electric power
  equipment held
  for resale                   455,182          455,182
Deferred due
  diligence costs               50,506           27,159

Plant and
  equipment:                15,417,294       14,949,735

Less-accumulated
  depreciation              (1,173,549)      (1,068,812)

Electric power
  sales contract             8,338,040        8,338,040
Less-accumulated
  amortization              (1,083,981)        (946,212)

Debt reserve fund              605,198          605,199

Total assets              $ 46,884,718     $ 47,964,823

Liabilities and
 Shareholders'
 Equity

Current maturities
  of long-term debt        $   605,620     $    592,193
Accounts payable
  and accrued
  expenses                     318,911          384,533
Due to affiliates              589,298          658,253
  Total current
    liabilities              1,513,829        1,634,979

Long-term debt,
  less current
  portion                    4,691,858        4,848,067
Minority interest in
  the Providence
  Project                    6,433,909        6,458,416

Commitments and
  contigencies

Shareholders' equity:
Shareholders' equity
 (746.8 shares issued
 and outstanding)           34,307,738       35,078,194
Managing shareholder's
  accumulated deficit          (62,616)         (54,833)
Total shareholders'
  equity                    34,245,122       35,023,361
Total liabilities
  and shareholders'
  equity                  $ 46,884,718     $ 47,964,823

See accompanying notes to the consolidated financial statements

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                     Three months ended
                                 March 31,          March 31,
                                   1998               1997

Net sales                       $ 1,703,472       $ 1,682,179
Sublease income                      92,250            92,250
  Total revenue                   1,795,722         1,774,429

Cost of sales                     1,124,104         1,188,235

Gross profit                        671,618           586,194

General and administrative
  expenses                          186,997           103,296
Management fee                      280,071           292,980
Project due diligence costs             ---             5,479
Other expenses                        7,094             7,854
  Total other
   operating expenses               474,162           409,609

Income from operations              197,456           176,585

Other income (expense):
  Interest income                   163,397           249,470
  Interest expense                 (129,430)         (167,450)
  Income from Maine Hydro
   Projects                         326,530           227,197
  Loss from Maine Biomass
   Projects                        (267,857)              ---
Net other income                     92,640           309,217
Income before minority
  interest                          290,096           485,802
Minority interest in
  the earnings of the
  Providence Project               (140,882)         (129,582)

Net income                      $   149,214         $ 356,220

See accompanying notes to the consolidated financial statements


RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

                                               Managing
                             Shareholders     Shareholder      Total



Shareholders' equity,
  December 31, 1997             $35,078,194     $(54,833)     $35,023,361

Cash distributions                 (918,178)      (9,275)        (927,453)

Net income for the period           147,722        1,492          149,214

Shareholders' equity,
  March 31, 1998                $34,307,738     $(62,616)     $34,245,122

See accompanying note to financial statements


RIDGEWOOD ELECTRIC POWER TRUST IV
STATEMENTS OF CASH FLOWS (Unaudited)



                                   Three months ended
                               March 31,         March 31,
                                  1998            1997

Cash flows from
 operating activities:
  Net income                  $    149,214     $   356,220

Adjustments to reconcile
 net income to net cash
 (used in) provided by
 operating activities:
  Depreciation and
   amortization                    242,506         257,862
  Amortization of
   prepaid and accrued
   royalties- net                     ---          144,535
  Minority interest
   in earnings of the
   Providence Project              140,882         129,582
  Income from
   unconsolidated Maine
   Hydro Projects                 (326,530)       (227,197)
  Loss from unconsolidated
   Maine Biomass Projects          267,857             ---
  Changes in assets
   and liabilities:
   (Increase) decrease
    in accounts receiv-
    able, trade                   (448,061)        527,525
   Decrease in other assets        (45,653)        (10,121)
   Increase (decrease)
    in accounts payable
    and accrued expenses           (65,622)        (23,169)
   Decrease (increase)
    in due from
    affiliates, net               (166,154)        291,435
Total adjustments                 (400,775)      1,090,452
   Net cash provided
    by (used in) operating
    activities                    (251,561)      1,446,672

Cash flows from
 investing activities:
  Investment in
   hydroelectric
   projects                            ---         (58,374)
  Loans to biomass
   projects                       (250,000)           ---
  Capital
   expenditures                   (467,559)       (966,074)
  Deferred due
   diligence costs                 (23,346)        (63,272)
Net cash used
  in investing
  activities                      (740,905)     (1,087,720)

Cash flows from financing
 activities:
  Cash distributions
   to shareholders                  (927,453)     (959,567)
  Payments to reduce
   long-term debt                   (142,782)     (129,762)
  Distribution to
   minority interest                (165,389)     (320,176)
 Net cash used in
  financing activities            (1,235,624)   (1,409,505)
Net (decrease) in cash and
 cash equivalents                 (2,228,090)   (1,050,553)
Cash and cash
 equivalents,
 beginning of year                11,086,281    22,685,829
Cash and cash
 equivalents,
 end of period                    $8,858,191   $21,635,276

See Accompanying Notes to Financial Statements

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's financial statements included in the 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Loans to Biomass Project

In the first quarter of 1998, the Trust loaned $250,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of two demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust V, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $500,000 to the Maine Biomass Projects with the same terms.

3. Subsequent Event

In May 1998, the Trust sold the electric power generating equipment to Ridgewood Electric Power Trust III ("Trust III") for $681,984. The Trust recorded a gain of $226,802 on the sale. Trust III is also managed by the Managing Shareholder and is the minority owner of the Providence Project. Trust III intends to use the equipment in an on-site cogeneration project under development that will be located in New Jersey.

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

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

Introduction

The financial statements include only the accounts of the Trust. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Indeck Maine Biomass Projects, which are owned 50% or less by the Trust.

Results of Operations

Quarter ended March 31, 1998 compared to quarter ended March 31, 1997.

In the first quarter of 1998, the Trust had total revenue of $1,796,000, which is comparable with total revenue of $1,774,000 in the same period in 1997. Cost of sales of $1,124,000 in the first quarter of 1998 were also comparable with the cost of sales of $1,188,000 in the first quarter of 1997.

General and administrative expenses increased by $84,000 from $103,000 in the first quarter of 1997 to $187,000 in the same period of 1998 primarily because none of Ridgewood Power Management Corporation's ("RPMC") allocated costs were capitalized by the Providence Project in 1998. In 1997, a ninth engine was installed at the Providence Project and certain allocated administrative costs related to the installation were capitalized. Other operating expenses in the first quarter of 1997 and 1998 were comparable.

Interest income declined by $86,000 from $249,000 in the first quarter of 1997 to $163,000 in the first quarter of 1997 due to lower average cash balances. Interest expense was reduced by $38,000 from $167,000 in the first quarter of 1997 to $129,000 in the first quarter of 1997 due to lower borrowings outstanding of the Providence project.

Equity income from the Maine Hydro Projects increased $100,000 from $227,000 in the first quarter of 1997 to $327,000 in the same period in 1998 due to the improved results of the Maine Hydro Projects which is primarily a result of higher production because of above-average river flows. The Trust recorded an equity loss of $268,000 in the first quarter of 1998 from the temporarily shut-down Maine Biomass Projects. These projects were acquired in July 1997.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1998.

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

The Trust anticipates that, during 1998, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.


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




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  May 14, 1998      By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)