Form 10-Q
period 1998-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1998-08-17
CIK 930364

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998

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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

                    RIDGEWOOD ELECTRIC POWER TRUST IV
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                          June 30,      December 31,
                              1998            1997
                        (unaudited)

Assets

Cash and cash
  equivalents          $ 7,096,878       $11,086,281
Accounts receivable,
  trade                  1,113,293           657,217
Due from affiliates         85,950           164,536
Other assets               438,648           383,810

Total current assets     8,734,769        12,291,844

Investments:

Investment in
  Maine Hydro Projects   7,382,366         6,694,826
Investment in and
  loans to Maine
  Biomass projects       6,556,829         6,617,862
Electric power
  equipment held
  for resale               455,182           455,182
Deferred due
  diligence costs          279,254            27,159

Plant and
  equipment:            15,974,250        14,949,735
Less-accumulated
  depreciation          (1,389,840)       (1,068,812)

Electric power
  sales contract         8,338,040         8,338,040
Less-accumulated
  amortization          (1,221,750)         (946,212)

Debt reserve fund          605,199           605,199

   Total assets        $45,714,299       $47,964,823



Liabilities and
 Shareholders'
 Equity

Current maturities
  of long-term debt    $   621,192       $   592,193
Accounts payable
  and accrued
  expenses                 339,162           384,533
Due to affiliates          291,810           658,253
  Total current
    liabilities          1,252,164         1,634,979

Long-term debt,
  less current
  portion                4,530,049         4,848,068
Minority interest in
  the Providence
  Project                6,366,105         6,458,416

Commitments and
  contingencies

Shareholders' equity
  (476.8 shares
  issued
  and outstanding)      33,635,388        35,078,194
Managing shareholders'
accumulated deficit        (69,407)          (54,833)

  Total
  Shareholders' equity  33,565,981        35,023,361

Total liabilities
  and shareholders'
  equity               $45,714,299       $47,964,823

See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                      STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS AND QUARTERS
                ENDED JUNE 30, 1998 AND JUNE 30, 1997
                            (Unaudited)


                                       Six Months                 Quarter ended
                                 June 30,         June 30,     June 30,    June 30,
                                   1998             1997          1998        1998


Net sales                     $ 3,431,187     $ 3,245,273   $ 1,727,715   $ 1,563,094
Sublease income                   184,500         184,500        92,250        92,250
  Total revenues                3,615,687       3,429,773     1,819,965     1,655,344

Cost of sales                   2,410,903       2,368,847     1,286,799     1,180,612

Gross profit                    1,204,784       1,060,926       533,166       474,732

General and administrative
  expenses                        341,795         236,784       154,798       133,488
Management fee                    560,142         578,644       280,071       285,644
Project due diligence costs        19,169          15,340        19,169         9,864
Other expenses                     10,022          16,358         2,928         8,501
  Total other
   operating expenses             931,128         847,126       456,966       437,517

Income from operations            273,656         213,800        76,200        37,215

Other income (expense):
  Interest income                 276,254         550,925       112,857       301,455
  Interest expense               (255,406)       (301,194)     (125,976)     (133,744)
  Income from
   Maine Hydro Projects           687,540         773,699       361,010       546,502
  Loss from Maine Biomass
   Projects                      (311,033)            ---       (43,176)          ---
     Net other income             397,355       1,023,430       304,715       714,213

Income before
  minority interest               671,011       1,237,230       380,915       751,428

Minority interest in
  the earnings of the
  Providence Project             (250,071)       (228,385)     (109,189)      (98,803)

Net income                    $   420,940     $ 1,008,845   $   271,726   $   652,625

See Accompanying Notes to Financial Statements


                 RIDGEWOOD ELECTRIC POWER TRUST IV
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED JUNE 30, 1998
                            (unaudited)


                                       Managing
                       Shareholders   Shareholder      Total

Shareholders' equity
December 31, 1997      $35,078,194     $ (54,833)  $35,023,361

Cash distributions      (1,859,537)      (18,783)   (1,878,320)

Net income
for the period             416,731         4,209       420,940

Shareholders' equity
June 30, 1998          $33,635,388     $ (69,407)  $33,565,981


See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                       STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                             JUNE 30, 1997
                              (Unaudited)





                                    Six Months Ended
                              June 30, 1998    June 30, 1997


Cash flows from
 operating activities:
  Net income                  $   420,940     $ 1,008,845

Adjustments to reconcile
 net income to net cash
 flows from operating
 activities:

 Depreciation and
  amortization                    596,566         515,724
 Amortization of
  prepaid and accrued
  royalties- net                      ---         144,535
 Minority interest
  in earnings of the
  Providence Project              250,071         228,385
 Income from
  unconsolidated Maine
  Hydro projects                 (687,540)       (773,699)
 Loss from unconsolidated
  Maine BioMass projects          311,033             ---

 Changes in assets
  and liabilities:
  (Increase) decrease
    in accounts receiv-
    able, trade                  (456,076)         21,730
  (Increase) decrease
    in other assets               (54,838)        396,677
  Decrease in accounts
    Payable and accrued
    Expenses                      (45,371)       (209,294)
Decrease in due to
    affiliates net               (287,857)        (45,020)
Total adjustments                (374,012)        279,038
   Net cash provided
    by operating
    activities                     46,928       1,287,883

Cash flows from investing
  activities:
Investment in Maine Hydro
  Projects                            ---         (58,374)
Loans to Maine
  BioMass Projects               (250,000)            ---
Capital expenditures           (1,024,515)     (1,268,590)
Deferred due diligence costs     (252,095)       (153,553)
   Net cash used in
     investment activities     (1,526,610)     (1,480,517)

Cash flows from financing
  activities:
Cash distributions to
  Shareholders                 (1,878,320)     (1,442,146)
Payments to reduce
  long-term debt                 (289,019)       (266,232)
Distribution to minority
  interest                       (342,382)       (413,065)
    Net cash used in
      financing activities     (2,509,721)     (2,121,443)

Net decrease in cash
  and cash equivalents         (3,989,403)     (2,314,077)

Cash and cash equivalents
  beginning of period          11,086,281      22,685,829

Cash and cash equivalents
  end of period               $ 7,096,878    $ 20,371,752



Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements

1.	General

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

3.	Legal Proceedings

On August 6, 1998, the Trust was notified by the Region I office of the U.S. Environmental Protection Agency ("EPA") that the EPA is considering an administrative proceeding against a subsidiary of the Trust to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence
Project. The Trust is entering into discussions with the EPA as to the merits of the allegations and sanctions, if any, and expects that it will resolve the matter during 1998. The Trust does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA.

Item #2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Quarterly Report on Form 10-Q, like some other
statements made by the Trust from time to time, has forward-
looking statements.  These statements discuss business
trends and other matters relating to the Trust's future
results and the business climate.  In order to make these
statements, the Trust has had to make assumptions as to the
future.  It has also had to make estimates in some cases
about events that have already happened, and to rely on data that may be found to be inaccurate at a later time.  Because these forward-looking statements are based on assumptions,
estimates and changeable data, and because any attempt to
predict the future is subject to other errors, what happens
to the Trust in the future may be materially different from
the Trust's forward-looking statements here.
The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without
considering all of the things that could make them
inaccurate.  The Trust's other filings with the Securities
and Exchange Commission and its Confidential Memorandum
discuss many (but not all) of the risks and uncertainties
that might affect these forward-looking statements.
Some of these are changes in political and economic
conditions, federal or state regulatory structures,
government taxation, spending and budgetary policies,
government mandates, demand for electricity and thermal
energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of
plant, mechanical breakdowns, availability of labor and
the willingness of electric utilities to perform existing
power purchase agreements in good faith.
By making these statements now, the Trust is not making any
commitment to revise these forward-looking statements to
reflect events that happen after the date of this document or to reflect unanticipated future events.

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and of the subsidiaries owning the Providence and Pump Services Projects. The Trust uses the equity method of accounting for its investments in the Maine
Hydro projects and the Maine Biomass Projects.

Results of Operations

In the first six months of 1998, the Trust had total
revenues of $3,616,000, which were slightly higher than the
total revenue of $3,430,000 in the same period in 1997.
Revenues in the second quarter of 1998 of $1,820,000 were
also slightly higher than the 1997 second quarter revenues
of $1,655,000.  Cost of sales of $2,410,000 in the first six months of 1998 were also slightly higher than the cost of
sales of $2,369,000 in the first six months of 1997.   Cost
of sales in the second quarter of 1998 of $1,287,000 were
also slightly higher than the 1997 second quarter cost of
sales of $1,181,000.  The increases in both revenues and
costs of sales in 1998 are attributable to the higher
production levels achieved at the Providence Project in
1998.

General and administrative expenses in the second quarter of 1998 of $155,000 were comparable to $133,000 for the same period in 1997. General and administrative expenses for the six months ended June 30, 1998 were $105,000 higher than the amount for the same period in 1997 because in 1997 a portion of the general and administrative costs paid to Ridgewood
Power Management Corporation were capitalized as part of the costs of adding a ninth engine to the Providence project.

Interest income declined from $301,000 in the second quarter of 1997 to $113,000 in the second quarter of 1998 and from $551,000 in the first six months of 1997 to $276,000 in the first six months of 1997 due to lower average cash balances.
Interest expense was slightly lower in 1998 due to lower borrowings outstanding at the Providence project.

The Trust's equity in income from the Maine Hydro Projects decreased from $774,000 in the first six months of 1997 to $688,000 in the same period in 1998 and from $301,000 in the second quarter of 1997 to $113,000 in the same period in 1998. Revenues from those projects were lower because of precipitation fluctuations affecting the flow of water. The
Trust recorded an loss of $311,000 in the first six months of 1998 and a loss of $43,000 in the second quarter of 1998 with respect to its equity in Maine Biomass Projects. The projects are not operating (except for required testing) but in April 1998 they began selling "installed capability" (a measure of their capability to provide electricity) under contract to participants in the New England Power Pool.
Revenues from those sales caused the loss attributable to the Trust from the Maine Biomass Projects to be significantly reduced in the second quarter of 1998.

Liquidity and Capital Resources

During the first six months of 1998, the Trust's operating activities generated $47,000 of cash compared to $1,288,000 during the same period in 1997, as the result of the factors discussed above. Cash distributions to shareholders increased to $1,878,000 in the first six months of 1998 from $1,442,000 in the same period in 1997 due to a increase in the monthly cash distribution rate made in 1997.

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




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  August 14, 1998   By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)


