Form 10-Q
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1998-11-19
CIK 930364

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998

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


                         YES [X]        NO [ ]

PART I. - FINANCIAL INFORMATION

                    RIDGEWOOD ELECTRIC POWER TRUST IV
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                September 30,       December 31,
                                                    1998                1997
Assets:

Cash and cash equivalents                       $  1,848,187         $ 11,086,281
Accounts receivable, trade                         1,117,128              657,217
Due from affiliates                                  199,306              164,536
Other assets                                         452,451              383,810


   Total current assets                            3,617,072           12,291,844

Investments:

Investment in Maine Hydro Projects                 6,978,564            6,694,826
Investment in and loans to
Maine Biomass Projects                             6,433,360            6,617,862
Investment in Santee River Project                 4,469,650                  ---
Electric power equipment held for resale             455,182              455,182
Deferred due diligence costs                             ---               27,159

Plant and equipment:                              16,410,276           14,949,735
     Less- Accumulated depreciation               (1,606,131)          (1,068,812)

Electric power sales contract                      8,338,040            8,338,040
     Less- Accumulated amortization               (1,359,519)            (946,212)

Debt reserve fund                                    605,199              605,199

   Total assets                                 $ 44,341,693         $ 47,964,823


Liabilities and Shareholders' Equity:

Current maturities of long-term debt            $    636,221         $    592,193
Accounts payable and accrued expenses                374,450              384,533
Due to affiliates                                    414,125              658,253
   Total current liabilities                       1,424,796            1,634,979

Long-term debt, less current portion               4,365,245            4,848,067
Minority interest in the Providence Project        6,285,526            6,458,416

Commitments and contingencies

Shareholders' equity:

Shareholders' equity (476.8 shares
issued and outstanding)                           32,348,532           35,078,194
Managing shareholder's accumulated deficit           (82,406)             (54,833)
   Total shareholders' equity                     32,266,126           35,023,361

   Total liabilities and shareholders' equity   $ 44,341,693         $ 47,964,823

See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                      STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND QUARTERS
                ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                               (Unaudited)


                                 Nine Months Ended            Quarter Ended
                            September 30,  September 30, September 30,  September 30,
                                1998           1997            1998          1997
Net sales                     $  5,123,329    $ 4,850,561   $ 1,692,142   $ 1,605,288
Sublease income                    276,750        276,750        92,250        92,250
  Total revenues                 5,400,079      5,127,311     1,784,392     1,697,538

Cost of sales                    3,618,948      3,434,865     1,208,045     1,066,018

Gross profit                     1,781,131      1,692,446       576,347       631,520

General and
administrative expenses            502,766        286,784       160,971        50,000
Management fee                     840,213        874,720       280,071       296,076
Project due diligence costs        230,809         15,722       211,640           382
Other expenses                      10,983         25,441         8,055         9,083
   Total other
   operating expenses            1,584,771      1,202,667       660,737       355,541

Income
(loss) from operations             196,360        489,779       (84,390)      275,979

Other income (expense):
Interest income                    329,150        755,734        52,896       204,809
Interest expense                  (377,844)      (436,794)     (122,438)     (135,600)
Income from
Maine Hydro Projects               583,737        595,928      (103,803)     (177,771)
Loss from
Maine Biomass Projects            (434,502)      (214,213)     (123,469)     (214,213)
Net other income                   100,541        700,655      (296,814)     (322,775)

Income (loss)
before minority interest           296,901     1,190,434       (381,204)      (46,796)

Minority interest
in the earnings
of the Providence Project         (359,212)     (414,063)      (109,141)     (185,678)

Net income (loss)             $    (62,311)   $  776,371    $  (490,345)  $  (232,474)


See Accompanying Notes to Financial Statements


                 RIDGEWOOD ELECTRIC POWER TRUST IV
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                            (unaudited)


                                                                Managing
                                              Shareholders     Shareholder      Total

Shareholders' equity, December 31, 1997      $  35,078,194    $    (54,833) $ 35,023,361

Cash distributions                              (2,667,974)        (26,950)   (2,694,924)

Net loss for the period                            (61,688)           (623)      (62,311)

Shareholders' equity, September 30, 1998     $  32,348,532    $    (82,406) $ 32,266,126


See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST IV
                       STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                           SEPTEMBER 30, 1997
                               (Unaudited)



                                                              Nine Months Ended
                                                        September 30,      September 30,
                                                            1998               1997
                                                                  (unaudited)

Cash flows from operating activities:

Net income (loss)                                      $   (62,311)       $   776,371

Adjustments to reconcile net income (loss) to net cash flows from operating activities:

Depreciation and amortization                              950,626            773,586
Amortization of prepaid and accrued royalties- net             ---            144,535
Minority interest in earnings
of the Providence Project                                  359,212            414,063
Income from unconsolidated Maine Hydro Projects           (583,737)          (595,928)
Loss from unconsolidated Maine Biomass Projects            434,502            214,213

Changes in assets and liabilities:

Increase in accounts receivable, trade                    (459,911)           (59,836)
 (Increase) decrease in other assets                       (68,641)           402,549
Decrease in accounts payable and accrued expenses          (10,083)          (161,159)
 (Decrease) increase in due to affiliates, net            (278,898)           191,738
   Total adjustments                                       343,070          1,323,761
Net cash provided by operating activities                  280,759          2,100,132

Cash flows from investing activities:

Investment in Maine Hydro Projects                             ---            947,884
Investment in Santee River Project                      (4,469,650)               ---
Loans to Maine Biomass Projects                           (250,000)        (7,311,327)
Distributions from Maine Hydro Projects                    299,999                ---
Capital expenditures                                    (1,460,541)        (2,458,619)
Deferred due diligence costs                                27,159           (269,233)
Net cash used in investment activities                  (5,853,033)        (9,091,295)

  Cash flows from financing activities:

Cash distributions to shareholders                      (2,694,924)        (2,381,303)
Payments to reduce long-term debt                         (438,794)          (402,344)
Distribution to minority interest                         (532,102)          (690,754)
Net cash used in financing activities                   (3,665,820)        (3,474,401)

Net decrease in cash and cash equivalents               (9,238,094)       (10,465,564)

Cash and cash equivalents, beginning of period          11,086,281         22,685,829

Cash and cash equivalents, end of period               $ 1,848,187        $12,220,265

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

3.  Investment in Santee River Rubber Project

In September 1998, the Trust and an affiliate, Ridgewood Electric Power Trust V ("Trust V"), purchased preferred membership interests in Santee
River Rubber Company, LLC, a newly organized South
Carolina limited liability company ("Santee River").
Santee River is building a waste tire and rubber processing facility located near Charleston, South
Carolina. The Trust and Trust V purchased the interests through a limited liability company owned one-third by the Trust and two-thirds by Trust V. The Trust's share of the purchase price was $4,469,650 and Trust V's share of the purchase price was $8,939,301.

Until the facility begins operations, Santee River will pay the Trust and Trust V interest at 12% per year on their investment. After operations begin, the Trusts are entitled to receive all cash flow after payment of debt and other obligations until the Trusts receive a cumulative 20% return on investment. Thereafter, the Trusts receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River are shared one-third by the Trust and two-thirds by Trust V.

The Trusts have the right to designate two of the five members of Santee River and have the further right to remove a third member and designate a successor in the event of certain defaults under Santee River's operating agreement. The remaining equity interest is owned by a wholly-owned subsidiary of Environmental
Processing Systems, Inc. of New York.

At the same time as the Trusts purchased their membership interests, Santee River borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

The project has been designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The processing will include both ambient and cryogenic processing equipment using liquid nitrogen. Santee River anticipates that the final product will be fine crumb rubber that can be used to manufacture new tires or to replace virgin rubber in many applications.

Santee River has entered into long-term agreements for the supply of its requirements for waste tires, electricity and liquid nitrogen. Santee River has entered into short-term (ranging from one to three years) crumb rubber sales contracts for a portion of the facility's output with Goodyear Tire & Rubber Company,
Continental - General Tire, Inc., British Tire & Rubber,
Inc. and Recycled Solutions for Industry, Inc. The agreements are contingent upon successful testing of the facility's output.

The Trust's investment in Santee River will be accounted for under the equity method of accounting. The
Santee River plant is in the construction stage.
Accordingly, the project has no results of operations.

4.  Purchase of Pump Services Operations

On October 16, 1998, the Trust and Ridgewood Electric Power Trust II ("Trust II") entered into a Termination and Sale Agreement with H.E.P., Inc. ("H.E.P."), the operator of the Trust and Trust II's California Pumping Projects. Under the terms of the agreement, H.E.P. ceased operating the projects and transferred all project related assets to the Trust and
Trust II.   The Trust and Trust II paid $94,160 and $105,840
respectively, to H.E.P. as consideration under this agreement. Ridgewood Power Corporation is the managing shareholder of both the Trust and Trust II. Ridgewood Power Management Corporation, an entity related to Ridgewood Power Corporation through common ownership, will operate the projects.

5.   Administrative Proceeding at the Providence Project

On August 6, 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, was notified by the Region I office of the U.S. environmental Protection Agency ("EPA") that the EPA is considering an administrative proceeding against RPPP to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. An administrative complaint was filed in September 1998 and RPPP has answered. RPPP is entering into discussions with the EPA as to the merits of the allegations and sanctions, if any, and expects that it will resolve the matter during 1998. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust is considering whether the cost of non-mandated environmental improvements at other sites may be eligible for offset against any final sanctions.
The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and of the subsidiaries owning the Providence and Pump Services Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and Santee River LLC.

Results of Operations

In the first nine months of 1998, the Trust had total revenues of $5,400,000, which were slightly higher than the total revenue of $5,127,000 in the same period in
1997. Revenues in the third quarter of 1998 of $1,784,000 were also slightly higher than the 1997 third quarter revenues of $1,698,000. Cost of sales of $3,619,000 in the first nine months of 1998 were also slightly higher
than the cost of sales of $3,434,000 in the first nine
months of 1997.   Cost of sales in the third quarter of
1998 of $1,208,000 were also slightly higher than the 1997 third quarter cost of sales of $1,066,000. The increases in both revenues and costs of sales in 1998 are attributable to the higher production levels achieved at the Providence project in 1998.

General and administrative expenses for the nine months ended June 30, 1998 were $216,000 higher than the amount for the same period in 1997 because in 1997 a portion of the general and administrative costs paid to Ridgewood Power Management Corporation were capitalized as part of the costs of adding a ninth engine to the Providence project. General and administrative expenses in the third quarter of 1998 were $111,000 higher than in the same period in 1997 for the same reason.

Project due diligence costs in the third quarter of 1998
were $212,000 higher than in the third quarter of 1997 primarily due to the write off of costs associated with a rejected potential investment in a series of landfill gas fueled generation plants. Project due diligence costs for the first nine months of 1998 increased by $215,000 for the same reason.

Interest income declined from $205,000 in the third quarter of 1997 to $53,000 in the third quarter of 1998 and from $756,000 in the first nine months of 1997 to $329,000 in the first nine months of 1997 due to lower average cash balances.

Interest expense was slightly lower in 1998 due to lower borrowings outstanding at the Providence project.

The Trust's equity in income from the Maine Hydro Projects decreased from $596,000 in the first nine months of 1997 to

$584,000 in the same period in 1998 but improved from a loss of $178,000 in the third quarter of 1997 to a loss of $104,000 in the same period in 1998. These variations were caused by changes in project revenues resulting from precipitation fluctuations affecting the flow of water and were within the expected range of variations. The Trust recorded a loss of $435,000 in the first nine months of 1998 and a loss of $123,000 in the third quarter of 1998 with respect to its equity in Maine Biomass Projects that was acquired in July 1997. The projects are not operating (except for required testing) but in April 1998 they began selling "installed capability" (a measure of their capability to provide electricity) under contract to participants in the New England Power Pool. Revenues from those sales caused the loss attributable to the Trust from the Maine Biomass Projects to be significantly reduced in the second and third quarters of 1998.

Liquidity and Capital Resources

During the first nine months of 1998, the Trust's operating activities generated $281,000 of cash compared to $2,100,000 during the same period in 1997, as the result of the factors discussed above. Capital expenditures during the first nine months of 1998 decreased to $1,461,000 from $2,459,000 in the same period in 1997 because most of the necessary improvements at the Providence plant have been completed. Cash distributions to shareholders increased to $2,695,000 in the first nine months of 1998 from $2,381,000 in the same period in 1997 due to an increase in the frequency of distributions from quarterly to monthly in July 1997. The increase was lessened by a decrease in the distribution rate from $650 per share to $500 per share in August 1998.

In September 1998, the Trust and an affiliate, Ridgewood
Electric Power Trust V ("Trust V"), purchased a preferred membership interest in Santee River Rubber Company, LLC,
("Santee River"). Santee River is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust's share of the net purchase price was $4,469,650 and Trust V's share of the purchase price was $8,939,301.

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

PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K.  The Trust filed a current
           Report on Form 8-K, dated August 14, 1998,
           Reporting at Item 2 the acquisition of an Interest in Santee River.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


Date:  November 18, 1998 By /s/ Martin V. Quinn
                                Martin V. Quinn
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)