Form 10-K
period 1998-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1999-04-15
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998


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

Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]


     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 9, 1999 was $47,680,000.


Exhibit Index is located on page.

PART I

Item 1.  Business.

Forward-looking statement advisory


     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

     By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.


(a)  General Development of Business.

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

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on September 30, 1996. It raised approximately
$47,680,000. Net of offering fees, commissions and expenses, the offering provided approximately $39,500,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has 1,181 record holders of Investor Shares (the "Investors"). As described below in
Item 1(c)(2), the Trust has invested approximately $29.2 million of its funds to the acquisition of interests in four sets of Independent Power Projects, capital equipment and in a used tire reprocessing facility.

     The Trust is organized to be similar to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust.

      In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees meet together as the Board of the Trust and take certain actions, such as approval of the management agreement with the Managing Shareholder and approval of acquisitions with related parties. The Board of the Trust also provides general supervision and review of the Managing Shareholder but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust of the Trust (the "Declaration").

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

     Unlike three prior investment programs that the Managing Shareholder has sponsored in the independent power industry, the Trust consolidates its more than 50% owned subsidiaries' financial statements with its own for purposes of this Annual Report on Form 10-K.

(b)  Financial Information about Industry Segments.


     The Trust has been organized to operate in only one industry segment: independent power generation and similar facilities.


(c)  Narrative Description of Business.

(1)  General Description.


     The Trust was formed to participate primarily in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users. The Trust was also authorized to invest in capital projects or processing plants that were anticipated to earn cash flows similar to those of independent electric power projects.

     Historically, producers of electric power in the United States consisted of regulated utilities and of industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Providence, Maine Hydro and Maine Biomass Projects are Qualifying Facilities.


(2)  The Trust's Investments.


(i) Providence Project. The Trust and Ridgewood Electric Power Trust III, a similar investment program sponsored by the Managing Shareholder ("Ridgewood Power III"), acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. Ridgewood Power III invested $7.1 million in the Project and the Trust invested $12.9 million, which was the remainder of the $20 million investment in the Project. The acquisition cost of the Project was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and cash reserves for capital improvements and expansion. The Project is encumbered by $4.8 million of debt maturing in installments through 2004. In 1997, as described below, capital improvements were completed. Ridgewood Power Management Corporation ("RPMCo"), a service company under common control with the Managing Shareholder, as described below, operates the Project and the Trust reimburses it for its costs and expenses.

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


     Since the Trust purchased the Project in April 1996, average output from the original eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, sales have approached the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 12%, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Net earnings from the Project (less the minority interest of Ridgewood Power III) for 1998 totalled $530,000, down from $964,000 for 1997. The decrease reflected higher 1998 expenditures for regularly scheduled engine overhauls and preventative maintenance.


(ii) California Pumping Project


     On December 31, 1995, the Trust purchased a package of 11 irrigation service engines which have an aggregate power output equivalent to 1.2 Megawatts (the "California Pumping Project") located in Ventura County, California, for a cash purchase price of approximately $354,000. The Trust purchased the Project from Ridgewood Power III for the same price paid by Ridgewood Power III for the assets to the unaffiliated seller. In 1996, the Trust bought 9 additional engines with a rated equivalent capacity of 1.2 Megawatts from unaffiliated sellers at a price of $344,000. The total investment in the Project at December 31, 1998 was $877,000.


     The California Pumping Project has been operating since 1992 and uses 43 natural-gas-fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives at a price which represents a discount from the equivalent price the customers would have paid to purchase electric power. The California Pumping Project will provide power equivalent to approximately 2.4 megawatts.


     Until October 1998, the Trust had a management contract with the prior operator of the Project that provided that the operator's compensation was based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. Until January 1998, the Trust received all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator, which was responsible for all operating costs, received the remainder. Beginning in January 1998, the Trust received one-half of revenues after deduction of a 6/10 cent per equivalent kilowatt-hour maintenance fee and costs of fuel for the engines. In October 1998 the Trust and the operator terminated the management agreement and the Trust paid the operator $94,000 to reimburse it for installation costs advanced by the operator. RPMCo has operated the Project since that time.


     Ridgewood Electric Power Trust II, a prior investment program sponsored by the Managing Shareholder ("Ridgewood Power II"), owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

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


     The Trust's net equity in the income of the Maine Hydro Projects for 1998 was $658,000, up from $522,000 in 1997.

     The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. In 1998, the operator was paid a total of $429,000 for operating and incentive fees, the same as for 1997.


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

     The original members of Indeck Maine have transferred their equity interest, which is subject to the preferred membership interest, to Indeck Energy Services, Inc. ("Indeck"). In connection with the transaction, Indeck Maine distributed $9,143,000 of the purchase price to its original members. The preferred membership interest entitles the Trust and Ridgewood Power V to receive all net cash flow from operations each year until they receive a 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Ridgewood Power V together and 75% to Indeck unless the Trust and Ridgewood Power V recover their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power V and (b) Indeck. Under Indeck Maine's amended operating agreement, the original Indeck Maine members had the right to designate a majority of the managers of Indeck Maine and thus had management control, although approval of the Trust and Ridgewood Power V jointly was required for many significant decisions. The operating agreement, however, provided that if the Trust and Ridgewood Power V did not receive annual distributions at least equal to the 18% preferred return requirement or if Indeck Maine after a cure period failed to make distributions to them in accordance with the operating agreement, they had the right to designate a majority of the managers of Indeck Maine. The other Indeck Maine members had the right regain control if Indeck Maine satisfies the cumulative preferred return requirement within the next five calendar quarters. Under that arrangement, until March 1999 Indeck Operations, Inc., an affiliate of the original Indeck Maine members and Indeck, managed the plant and was reimbursed for its costs. In addition, the three managers nominated by the original Indeck Maine members received aggregate annual fees of $300,000 and certain other fees were payable to Indeck Maine affiliates. The management agreement could be terminated on notice if the Trust and Ridgewood Power V obtain the right to designate a majority of the managers of Indeck Maine.

     The Trust, Ridgewood Power V and Indeck agreed, effective March 1, 1999, to terminate the arrangements described above and to transfer operating control of the Projects to the Trust and Ridgewood Power V. This has occurred and the Trust and Ridgewood Power V have engaged RPMCo to operate the two Projects. Each of the projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities.

     The  Indeck  Maine  projects  operated  for  five  months  in 1997  selling electricity to participants in the New England Power Pool or to Bangor Hydro-Electric Company on monthly contracts. The contracts were not renewed in 1998 and the projects were shut down in January 1998. Later in January 1998, during a severe ice storm, local officials requested an emergency restart of the projects. A dispute ensued between Bangor Hydro-Electric Company and the Indeck Maine projects, caused by the high costs of restarting the plants on an emergency basis. Bangor Hydro-Electric Company accused the projects of price-gouging in the emergency. Indeck Maine responded that Bangor Hydro-Electric was distorting the facts to divert attention from other matters and that it would sell the emergency energy at cost. The matter was informally reviewed by the Maine Attorney General's office, which advised Indeck Maine at the conclusion of its review that it had no current intention to take action. The Trust does not anticipate any material adverse effect from the dispute.

     The cost to the owners of Indeck Maine for maintaining the facilities in operable condition and for fixed costs such as taxes and insurance was approximately $2,667,000 per year for both projects in 1998. A portion of this cost (approximately $1,430,000) was defrayed during 1998 through the sale of the projects' "installed capability" to participants in the New England Power Pool. Beginning in April 1998, ISO-New England, Inc. (the "ISO"), an independent, non-profit organization in which Indeck Maine and substantially all generators and distribution utilities in New England are members, began an auction process as part of the deregulation of the New England electricity market. See (4) --Trends in the Electric Utility and Independent Power Industries, for an explanation of the deregulatory process. The first commodity to be auctioned is "installed capability," a measurement of the rated ability of a generating plant to create electric power. Plants are credited with installed capability whether or not they run. For an additional discussion of installed capability and other concepts related to electricity pricing, see (3) - Plant Operation, below. Beginning April 1, 1998 each distribution utility that is a member of the ISO must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or may auction it through the ISO.

     The Maine Biomass plants have sold installed capability throughout 1998 under short-term contracts and thus earned revenues without generating material amounts of electric power. In April 1999, it is planned that the ISO will add additional commodities to the auction process, such as operating capability (the amount of power that can be delivered by generating plants that are operating or can be placed in operation on short notice) and energy (the actual energy delivered by operating plants). The Trust is negotiating with several potential customers for sales of operating capability as well as installed capability. There can be no assurance, however, that it will be able to do so successfully or that the revenues it earns in 1999 will be comparable to those earned in 1998. In that regard, prices for installed capability have tended to decline from the area of $3 per kilowatt per month to $1.50 to $1.75 per kilowatt per month in February 1999, which may reflect seasonal variations in demand for capability but which may also reflect maturation of the market and the availability of additional supplies of capability.

     Indeck Maine funded the approximately $1.2 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing. The Trust provided 25% of the loans ($375,000 in 1998), Ridgewood Power V also provided an equal 25% and the remaining 50% was provided by the Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness.


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


     Neither Indeck Maine, its original members, Indeck nor Indeck Operations, Inc. is affiliated with or has any material relationship with the Trust, Ridgewood Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of the original Indeck Maine members. The source of the Trust's funds was proceeds of its private placement offering of Investor Shares.

(v)  Santee River Rubber Company

     The Trust and Ridgewood Power V have purchased preferred membership interests in Santee River Rubber Company, LLC, a newly-organized South Carolina limited liability company ("Santee River"). Santee River is building a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Ridgewood Power V purchased the interest through a limited liability company owned one-third by the Trust and two-thirds by Ridgewood Power V. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $4,490,000 and Ridgewood Power V provided the remaining $8,980,000 of the price.

         Until the Facility begins operations, Santee River will pay the Trust and Ridgewood Power V a fixed distribution of 12% per year on $11,500,000 of the total they contributed. After operations begin, the preferred membership interest entitles the Trust and Ridgewood Power V to receive all available operating cash flow annually from Santee River after payment of debt service and other obligations until the Trust receives a cumulative 20% annual return on its capital investment. Thereafter, the Trust and Ridgewood Power V are entitled to receive 25% of any remaining operating cash flow available for distribution in that year from Santee River. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power V and (b)the other owner of Santee River. All amounts and tax items the Trust and Ridgewood Power V receive from Santee River are shared one-third by the Trust and two-thirds by Ridgewood Power V, with neither having any preference over the other. The Trust and Ridgewood Power V have the joint right to designate two of the five managers of Santee River and have the further right to remove a third manager and designate a successor in the event of certain defaults under Santee River's Operating Agreement. The remaining equity interest in Santee River is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc.
("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Facility that EPS generated prior to this transaction. Until a default, EPS has the right to designate three managers of Santee River.

         Santee River estimates that approximately $52,680,000 will be needed to construct the Facility and begin operations. After paying costs of the financing (which included a $167,000 payment to the Trust and a $333,000 payment to Ridgewood Power V from Santee River to defray the trusts' transaction costs), Santee River had approximately $16,500,000 available. At the same time as it sold the Trust and Ridgewood Power V their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers. It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

         The Facility has been designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The processing system will include both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. The Company anticipates that the final product will be fine crumb rubber that can be used to manufacture new tires or to replace virgin rubber in many applications. The Facility will be constructed on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by the Company. The Site is mortgaged as security for the bonds issued for the Facility.

         The Facility will be constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor's obligations under the Construction Contract will be guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the Construction Contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Facility operation. A pilot facility was completed in February 1999 for testing of the equipment and processes and initial reports indicate that the pilot facility is meeting or exceeding specifications. Further testing is necessary before any conclusion can be drawn as to the feasibility of the equipment and processes.

         Santee River has entered into long-term agreements for supply of its requirements of waste tires and other waste rubber as its raw material, of liquid nitrogen for cryogenic processing and of electricity (from a local electricity cooperative). Santee River intends to sell the crumb rubber manufactured at the Facility to various companies in the tire, plastics, rubber, building products, adhesives and paint industries.

         EPS on behalf of Santee River has obtained short term crumb rubber sales contracts for a portion of the Facility's expected output with several major rubber products manufacturers. Each contract is contingent upon successful testing of the Facility's output.

EPS will provide administrative services to Santee River during the construction and operation of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is affiliated with or has any material relationship with the Trust, Ridgewood Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of EPS. The source of the Trust's funds was proceeds of its private placement offering of Investor Shares.

         The Trust has substantially completed its investment program.


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


     Although the Maine Biomass Projects are Qualifying Facilities, they do not have long-term Power Contracts and will be selling their capacity and output competitively.


     The Trust's decisions to purchase Projects in New England have been driven in part by the relatively high prices paid for energy in the region and a shortage of generating capacity caused in large part by the forced shutdown of four large nuclear power plants owned by Northeast Utilities, Inc. and other utilities for regulatory and safety violations. See the discussion at (4) Trends in the Electric Utility and Independent Power Industries and (5) Competition below for information regarding proposed capacity additions and cost factors that may offset that shortage.


     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:



                                   Calendar year

                                     1998             1997          1996


New England Electric System            91.0%         90.0%         90.7%  (Providence Project)



     Distributions of net cash flow from the Maine Hydro Projects, whose financial statements are not consolidated with those of the Trust, are considered to be revenues from investments rather than operating revenues. The Trust accounts for these investments on the equity method and distributions to the Trust reduce the carrying value of the investments. Similarly, the financial statements of the Maine Biomass Projects are not consolidated with those of the Trust and their revenues accordingly are not considered to be operating revenues.

     The major costs of an independent power Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Trust, through the Managing Shareholder, operates the Providence Project, the California Pumping Project (since October 1, 1998) and the Maine Biomass Projects (since March 1, 1999). The Managing Shareholder has organized RPMCo to provide operating management for facilities operated by its investment programs. See Item 10 Directors and Executive Officers of the Registrant for further information regarding the Operation Agreement and RPMCo. The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc. (formerly known as Consolidated Hydro, Inc.), which owns other hydroelectric facilities in the region. Until October 1998, the California Pumping Project was managed by HEP, Inc., its former developer and until March 1999 the Maine Biomass Plants were managed by their former owner, Indeck Maine.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines owned by Bangor Hydro-Electric Company ("Bangor Hydro") to the ISO's transmission facilities. Bangor Hydro's tariffs for transmission and for electricity demand (incurred by the need for start-up electricity at the Maine Biomass Projects) imposed a significant burden on their potential profitability. After extended investigation, the Managing Shareholder and Indeck Operations, Inc. concluded that the Projects were eligible under regulations of the New England Power Pool and ISO-New England to be considered as directly connected to the ISO's "pooled transmission facilities." That status would significantly reduce transmission charges for the Projects. Indeck Maine petitioned the New England Power Pool and ISO-New England to recognize the Projects as being connected to pooled transmission facilities and when those petitions were disapproved, brought administrative complaints in October 1998 before the Federal Energy Regulatory Commission ("FERC") alleging that the failures to recognize the Projects were anti-competitive, in violation of system rules approved by FERC actions and in violation of FERC deregulatory orders. Those complaints are pending. Indeck Maine has also entered negotiations with Bangor Hydro and the New England Power Pool for a package of special facilities agreements that would remove most of the tariff disadvantages. Those negotiations are near conclusion but any settlement will require approval by both FERC and the Maine Public Utility Commission.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. As described above, peak periods in New England generally are limited to daytime and evening hours in the summer months (with a smaller peak in Maine for light and heating during the winter) and spot power prices are significantly higher during those periods.

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


     The primary raw materials for the Santee River Project are used tires, which are readily available, electricity (purchased from the local rural electric cooperative) and liquid nitrogen for freezing the tires (which is available, as described above, under a long-term contract from a producer of liquid oxygen). Accordingly, the Santee River Project is not currently expected to be subject to unexpected, adverse raw material price changes or supply interruptions.


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

     Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(6) Business - Narrative Description of Business Regulatory Matters.

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


         (ii)  Maine Biomass Projects


         The Maine Biomass Projects do not have long-term Power Contracts and are exposed to the newly-deregulating market for electricity generation. Those Projects are sometimes described as "merchant power plants" because they sell their output on the open market. As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring that will affect merchant power plants.

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


         The Maine Biomass Projects are dependent on wheeling power in order to sell their capacity or energy to purchasers other than Bangor Hydro, as described above. Order 888 takes no action to modify existing Power Contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations. In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in New England, and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for independent power plants. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

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


         Conversely, decreases in electricity costs may reduce Santee River's production costs, although Santee River's business plan does not assume any such decreases.


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

Renewable Power


         The pressures of competition are expected to harm the "renewable power" segment of the industry, which includes the Maine Biomass Projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass, hydroelectric and geothermal plants with very low or zero fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states, including Massachusetts and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Unless there is a shortage of renewable capacity these state requirements may still not raise the price for renewable power high enough to make those Projects profitable.


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

(5)  Competition

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

     Please also review the discussion of changes in the industry above at (4) Trends in the Electric Utility and Independent Power Industries.

(6)  Regulatory Matters.

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


     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Providence and Maine Hydro Projects, which sells electricity to public utilities, are Qualifying Facilities. Maintaining the Qualified Facility status of an electric generating Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational or ownership requirements of PURPA. For small power production facilities such as the Providence, Maine Hydro and Maine Biomass Projects, the requirements are limited to maximum size, fuel use and ownership requirements that are currently unlikely to be violated. Cogeneration Projects that are Qualifying Facilities have more stringent requirements, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project.

     The Trust endeavors to comply with applicable PURPA requirements and does not believe that the Providence, Maine Hydro or Maine Biomass Projects are subject to any requirement that could jeopardize their statuses as Qualified Facilities. If the Trust were to invest in cogeneration Projects or certain other types of Qualifying Facilities, the PURPA standards could raise material compliance questions. In any event, there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. States may require utilities to institute monitoring systems under which electric utilities continuously meter a cogeneration Project's performance.


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


     In September 1998 the Environmental Protection Agency ("EPA") brought administrative proceedings against the Providence Project for violations of training, recordkeeping and signage requirements. The alleged violations and the proceedings are described at Item 3 - Legal Proceedings, below.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the EPA. Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.


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


     In 1998, the Trust's Projects became subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this requirementwill result in any material adverse effect on it.


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

     (D) Financial Information about Foreign and Domestic Operations and Export Sales.


     The Trust has committed funds to Projects located in Rhode Island, Maine, South Carolina and California. The Trust has not acquired any Project located outside the United States.


(E)  Employees.

     The Trust has no employees. The persons described below at Item 10 Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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
           Island                                                  gas-fired
                                                                  generation
                                                                    facility
Maine Hydro 14 sites
            in Maine   Owned     n/a        24            n/a          Hydro-
                       by joint                                     electric
                       venture*                                   facilities

Pump Ser-   Ventura    License   n/a        n/a        nominal       Natural-
 vices       County,                                               gas-fueled
           California                                             engines for
                                                                   irrigation
                                                                pumps located
                                                                   on various
                                                                        farms
Maine    West Enfield  Owned     n/a       less        18,000     Wood waste-
 Bio-    and Jonesboro, by joint           than                 fired genera-
 mass    Maine          venture**         25                  tion facility

Santee     Berkeley    Owned by  n/a        30                      Used tire
 River     County,     joint                                       processing
           South       venture***                                    facility
           Carolina


*Joint venture equally owned by Trust and Ridgewood Power V.
** Joint venture owned by Indeck, the Trust and Ridgewood Power V. *** Joint venture owned by EPS, the Trust and Ridgewood Power V.


Item 3.  Legal Proceedings.


     In September 1998 the Region I office of the U.S. Environmental Protection Agency (the "EPA") filed an administrative proceeding against Ridgewood Providence Power Partners, L.P. ("RPPP"), a subsidiary of the Trust, seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPP answered and the matter has been referred to an alternative dispute resolution procedure within the EPA. In the course of discussions with the EPA and through the alternative dispute resolution procedure, EPA has offered to reduce the penalty to $88,750. Further, EPA is discussing with RPPP a proposal to offset a portion of the penalty by crediting RPPP with certain environmental audit and remediation expenditures, over and above those required by law, that the Trust and other Ridgewood Power Trusts may agree to make. RPPP expects to resolve this matter in the second quarter of 1999 and does not anticipate that it will have to make further material capital expenditures to remedy the items identified by the EPA or that this proceeding will have a material adverse impact on it. The Trust does not anticipate that it will be liable or will have to fund the costs of this proceeding. Costs of defense and settlement will be paid by the Project.

     In October 1998 Indeck Maine brought two administrative complaints before FERC, naming ISO-New England and the New England Power Pool as defendants, alleging that the defendants had violated their own rules and applicable FERC orders in denying pooled transmission facility status for the transmission links between Indeck Maine's two Projects and the ISO's other transmission facilities. No monetary relief was requested and the complaints are pending before FERC. If settlement negotiations involving Bangor Hydro and the New England Power Pool are successful, the Trust anticipates that these complaints would be withdrawn.


Item 4.  Submission of Matters to a Vote of Security Holders.


     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 1998.


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


     The Managing Shareholder is considering the possibility of a combination of the Trust and five other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, IV and V and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.


(b)  Holders


     As of the date of this Form 10-K, there are 1,181 record holders of Investor Shares.


(c)  Dividends


     The Trust made distributions as follows in 1997 and 1998:

                                          Year ended December 31,
                                            1997          1998
Total distributions to Investors        $3,287,256    $3,383,175
Distributions per Investor Share             6,894         7,096
Distributions to Managing Shareholder      $33,205    $   34,173


     Distributions are made on a monthly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.


     The Trust has made distributions at the rates of 6.9% in 1997 and 7.1% in 1998 and does not anticipate that distributions during 1999 will be at a substantially higher rate. This is because distributions from the Maine Hydro Projects during 1998 reflected higher than average water flows, which may not recur, because the Maine Biomass Projects may continue to incur losses until at least the onset of full deregulation in 2000 and because construction of the Santee River Project will not be completed before late 1999 and thus income from the Project is not anticipated to increase. Further, if adverse events were to occur, the Trust may be required to reduce distributions from existing levels.


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


Supplemental Information                                                As of and for the
Schedule                                                             Period from Commencement
Selected Financial                                                      of Share Offering
Data                                As of and for the Years Ended       (February 6, 1995)
                                            December 31,                     through
                                 1998            1997          1996     December 31, 1995
                                                                            (Restated)
Total Fund Information:

Net sales                       $6,905,883     $6,810,911    $4,087,722             $0
Net income (loss)                 (602,901)       402,777        72,769       (156,133)
Net assets (shareholders'
  equity)                       31,003,923     35,023,361    38,746,599     13,502,131
Investments in Project
  development entities,
  power generation
  equipment and deve-
  lopmental costs               29,259,917     26,048,431    20,467,908              0
Investment in electric
  power sales contract
  (net of amortization)          6,835,959      7,391,828     7,947,697              0
Total assets                    43,060,184     47,964,823    52,453,335     13,890,163
Long-term obligations            4,196,455      4,848,067     5,440,260              0
Per Share of Trust
 Interest:
  Revenues                          15,258         15,059        $9,121             $0
  Net income (loss)                 (1,262)          (845)          153           (963)
  Net asset value                   65,025         73,455        81,264         83,295
Distributions to Investors           7,096          6,894         3,517              0



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.


     The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence and California Pumping Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Rubber Project, which are owned 50% or less by the Trust.


Outlook


     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The States that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Providence and Maine Hydro Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts. The Providence contract expires in 2020 and eleven of the Maine Hydro contracts expire in 2008 and the remaining three expire in 2007, 2014 and 2017. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will sufficient to allow the Trust's Projects to operate profitably.

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

     The Maine Biomass Projects sold electricity under short-term contracts during the months of July, August, October, November and December 1997. The Projects are currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to cover the Projects fixed and variable costs. Under current legislation, the electricity market in the State of Maine will be deregulated on March 1, 2000. Assuming biomass fuel can be purchased at reasonable prices in the year 2000 and beyond, the Maine Biomass Projects may be among the low cost producers of environmentally friendly electricity in Maine and should be able to operate profitably in a competitive market environment. In the meantime, the Trust intends to keep the Projects in an idle mode until market conditions become more favorable, and will seek short-term contracts to sell energy, installed capacity and operable capacity.

     All power generation projects currently owned by the Trust produce electricity from renewable energy sources, such as landfill gas, hydropower and biomass ("green power"). In the State of Maine, as a condition of licensing, competitive generation providers and power marketers will have to demonstrate that at least 30% of their generation portfolio is green power sources. Other States in the New England Power Pool have or are expected to have similar green power licensing requirements, although the percentage of green power generation may differ from State to State. These green power licensing requirements should have a beneficial effect on the future profitability of the Maine Biomass Projects. Although the Providence and Maine Hydro Projects also produce green power, their output is committed under long-term Power Contracts at fixed prices.

     The Santee River Rubber Project, which is currently in the construction phase, will process waste tires and is expected to generate high quality crumb rubber. Assuming that the plant functions as specified and that the price received for the crumb rubber from customers is as forecast, the Project should begin profitable operations in late 1999 or early 2000.

     The California Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.


Results of Operations


The year ended December 31, 1998 compared to the year ended December 31, 1997.

     In 1998, the Trust had a net loss of $602,000 as compared to a net loss of $403,000 in 1997. The 1998 and 1997 net losses include the following results from projects:

     Project                                         1998             1997

Providence Project                (1)              $ 535,000      $ 964,000
Maine Hydro Projects              (2)                658,000        522,000
Maine Biomass Projects            (2)               (694,000)      (680,000)
Santee River Rubber               (2)                224,000            ---
California Pumping Project                          (131,000)        18,000

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.

     Although revenues generated by the Providence Project in 1998 were similar to those of 1997, the decrease in income from the project reflects the costs of periodic engine maintenance.

     The  increase  in income  from the Maine  Hydro  Projects  reflects  higher revenues in 1998 compared to 1997. The improved revenues reflected higher-than-average rainfall and snowfall, which increased water flow through the hydroelectric dams.

     The loss from the shutdown Maine Biomass Projects in 1998 was similar to the loss incurred in 1997. However, the 1998 loss reflects twelve months of operations compared to six months in 1997. The lower loss per month in 1998 reflects a reduction in expenses as well as the sale of installed capability.

     Income from the Santee River Rubber project reflects the Trust's share of interest income earned before the project entered the construction phase.

     Demand for energy from the California Pumping Project, which provides irrigation pumping to Southern California farmers, suffered from the extraordinary rainfall that occurred in the first half of 1998. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management Corporation, an affiliate of the managing shareholder, began operating the project. The project paid $94,000 to the third party manager to terminate the operating agreement, further reducing revenues from the project.

     The Trust-level expenses in 1998 and 1997 include management fees of $1,051,000 and $1,155,000, respectively. The decrease is a result of the decrease in the net assets of the Trust. Due diligence expenses related to unsuccessful potential investments declined from $669,000 in 1998 to $205,000 in 1998 as a result of the Trust's completing the investment of its available funds in 1998. Other Trust level expenses in 1998 and 1997 were comparable.

The year ended December 31, 1997 compared to the year ended December 31, 1996.

     In 1997, the Trust had a net loss of $403,000 as compared to net income of $73,000 in 1996. The 1998 net loss and 1997 net income include the following results from projects:

Project                                              1997          1996

Providence Project              (1)               $ 964,000     $520,000
Maine Hydro Projects            (2)                 522,000       99,000
Maine Biomass Projects          (2)                (680,000)         ---
California Pumping Project                           18,000       26,000

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.

     Earnings from the Providence Project increased because 1997 included a full year of operations compared to eight and one half months in 1996. The increase in income from the Maine Hydro Projects reflects that the Trust purchased the projects in December 1996. The Maine Biomass Projects were purchased in July 1997 and the loss primarily reflects the costs of maintaining these shut down facilities. Income from the California Pumping Project declined slightly reflecting a minor decrease in demand for irrigation in its area.

     The 1997 Trust-level expenses include a full year of management fees of $1,155,000, which were higher than the $888,000 recorded in the last three quarters of 1996. Investment fees of $628,000 in 1996 related to contributions received during the offering period of the Trust which ceased in March 1996. Due diligence costs of projects that were ultimately rejected increased from $62,000 in 1996 to $669,000 in 1997. Other expenses in 1997 and 1996 were consistent.


Liquidity and Capital Resources


     In 1998 and 1997, the Trust's operating activities generated $526,000 and $2,656,000 of cash, respectively. The higher level of cash from operations in 1997 primarily reflects decreases in working capital at the Providence Project. The Trust used $4,594,000 and $4,855,000 of cash in its financing activities in 1998 and 1997, respectively. This use of cash was primarily for distributions to shareholders and, to a lesser extent, for the Providence Project to pay down debt and make payments to the project's minority owner.

     In 1998 and 1997, cash used in investing activities was $4,997,000 and $9,399,000, respectively. In 1998 the Trust invested $4,490,000 in the Santee River. In 1997, the Trust invested $7,298,000 in the Maine Biomass Project. In 1998 and 1997, capital expenditures amounted to $1,451,000 and $3,060,000, most of which related to the engine and facility upgrades at the Providence Project.

     During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1998 or 1997.

     Following the completion of its investment program, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

     The Trust anticipates that during 1999 its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.


Year 2000 Remediation


The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of April 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is less than $1,000.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. Changes to the distribution system and testing of that system were completed by the end of the first quarter of 1999, on schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.

     The Managing Shareholder is confident that all software systems necessary to maintain investor records will be remediated and tested well before the end of 1999. If the systems used to generate internal reports from the subscription/investor relations system are not remediated by the end of 1999, the Managing Shareholder is developing a contingency plan to use the existing systems together with manual entry of data and checking of results until remediation is complete. The Managing Shareholder has done this in the past when system problems have occurred and it thus believes that there will be no material or noticeable effect on the accuracy of its records or generation of internal reports, although it may experience delays in generating internal reports of a few days.

     Some systems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years is estimated at $12,250 and is estimated to be approximately $11,500 for 1999.

     Each of the Trust's electric generating facilities is being reviewed during the first quarter of 1999 by an outside consultant to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. Many of the Trust's facilities are small electric generating facilities that rely on mechanical and analog systems that are generally not subject to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above.

     The Trust's two  largest  generating  plants,  the Maine  Biomass  Projects
(total capacity net to the Trust 26 megawatts), have been managed by Indeck Operations, Inc., an affiliate of Indeck Energy Systems, Inc., until March 1, 1999. The Trust took over management responsibility as of that date. Those plants have not operated since fall 1997 and currently are shut down with an anticipated startup date of April 2000. The manager of the plants informed the Trust in December 1998 that the plants contained electronic control systems with embedded components containing Year 2000 flaws. The manufacturer of the control systems has been contacted and custom-made replacement components have been ordered, which are expected to be obtained and installed by the end of June 1999. If these components are not remediated, the Trust has been advised that the plants would be inoperable from January 1, 2000. Because the Trust does not anticipate that the plants would be in operation until April 2000, the year 2000 problems would not result in a shutdown in January 2000.

     Although the plants are not operating, they do currently sell "installed capability" (a theoretical measurement of the reserve generating capacity of the plants) to members of the New England Power Pool. Installed capability sales require that the plants be operated at capacity for 24 hours in February or March of each year as a test. A year 2000 failure that continued beyond February or March 2000 might also disqualify the Trust from selling "installed capability" (the theoretical reserve capacity of the plants) after February or March 2000.

     Based on discussions with Indeck Operations, Inc., the Trust believes that the embedded components will be replaced and testing completed well before January 2000 and that the possibility that the plants will be unable to operate is remote. The Trust is also investigating whether, in the unlikely event the embedded components cannot be replaced and tested in time, the plants can be operated with manual or analog systems. The Trust's share of the anticipated costs of remediation is estimated at less than $50,000. Except as described above, the Trust has discovered no systems at its operating facilities that, if they were not Year 2000 compliant, would have a material adverse impact on output, environmental compliance, recordkeeping or any other material aspect of operations.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utilities that purchase the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by them or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports, the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. The
Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others. The Trust's non-utility customers are being contacted during the first and second quarters of 1999. The Trust anticipates that the customers will advise it that they do not anticipate that their own Year 2000 problems, if any, will interfere with taking or paying for the Trust's outputs of electricity, but that they will decline to give any assurance that they will be able to do so.

     The Trust's plants are fueled by renewable sources of energy such as water at hydroelectric dams, landfill gas and wood waste. The Managing Shareholder does not believe that availability of these energy sources will be significantly affected by the Year 2000 problem. The Santee River plant's raw materials, after it opens (which is expected to be in mid-2000 at the earliest) are used tires and liquid nitrogen. The availability of these materials is not expected to be significantly affected by Year 2000 problems. Availability of other supplies such as spare parts and consumables may be affected by Year 2000 problems; the Trust purchases these items from many different sources, no single one or group of which could have a material effect on the Trust if it or they were not Year 2000 compliant.

     Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective. Instead, the Managing Shareholder is monitoring industry trends and compliance and is working to assure the Trust's continued operations. Similarly, as described above, in most cases there are no cost-effective contingency measures that can be taken against the major risks to the Trust that utilities will fail to take or fail to pay for the Trust's electricity output as the result of Year 2000 problems. The Trust believes that in the event that any embedded components or other systems are found to have Year 2000 problems at its power plants it will be able to remediate them promptly and before the end of 1999. It is preparing contingency plans to operate the plants with manual or analog control systems if Year 2000 problems cannot be remediated. Because the Maine Hydro plants are small and use simple technologies (small hydroelectric turbines) that are not dependent on date-sensitive electronics, the Trust believes that it is unlikely that the Maine Hydro Plants would be unable to operate because of Year 2000 problems.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that except with regard to the Providence and Maine Biomass Plants Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

     The Trust is unable to predict reliably what, if anything, will happen after December 31, 1999 with regard to Year 2000 problems caused by the inability of other businesses and government agencies to complete Year 2000 remediation. The Trust knows of no specific problems identified by customers or suppliers that would have a material adverse effect on the Trust.

     The reasonable worst case scenario anticipated by the Trust is that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. The Trust believes that the Providence and Maine Biomass facilities will be capable of operation after January 1, 2000. For purposes of a worst case scenario it will assume, until the survey of embedded components is completed or remediation is completed, that the Providence facility would not be able to operate after January 1, 2000 and that the Maine Biomass facilities would not be able to complete their spring 2000 testing because there might be embedded components that are not Year 2000 compliant and the components could not be replaced in time. The Providence and Maine Biomass facilities provided approximately 95% of the Trust's net revenues in 1998.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Qualitative Information About Market Risk.

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Trust has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

Quantitative Information About Market Risk

         This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                              December 31, 1998

                                        Expected Maturity Date
                                                                       1999
                                                                  (U.S. $)

Bank Deposits and Certificates
  of Deposit                             $  2,414,916
  Average interest rate                         5.225%




Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                   F-2
Balance Sheets at December 31, 1998 and 1997        F-3
Statement of Operations for Years Ended
  December 31, 1998, 1997 and 1996                  F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 1998, 1997 and 1996      F-5
Statement of Cash Flows for
  Years Ended December 31, 1998, 1997 and 1996      F-6
Notes to Financial Statements               F-7 to F-17


Financial Statements for Maine Hydro Projects
Financial Statements for Maine Biomass Projects

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

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Trust.


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

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.


(b)  Managing Shareholder.


     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and is its managing shareholder.

    Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power Corporation is also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also is organized as a corporation that is wholly-owned by Mr. Swanson.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Corporation ("Ridgewood Capital"), organized in 1998, which assists in offerings made by the Managing Shareholder and which is the sponsor of two privately offered venture capital funds (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC) and Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund, and RPMCo.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 52, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. In addition, he has been President and sole or controlling owner of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 40, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 44, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He is also Senior Vice President of Ridgewood Capital and of the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 51, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the prior four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 46, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.


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


     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2000 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.


(d) Executive Officers of the Trust.


     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder. The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.


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

     The Independent Trustees of the Trust are John C. Belknap and Dr. Richard
D. Propper. Mr. Belknap and Dr.Propper also serve as independent trustees for Ridgewood Power I and the Growth Fund. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.


     John C. Belknap, age 52, has been chief financial officer of three national retail chains and their parent companies. Since July 1997, he has been Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., an office products superstore chain. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a retail jewelry store chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide.

     Dr. Richard D. Propper, age 48, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.


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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance


     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1998.

(g)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo assumed day-to-day management responsibility for the Providence Project in 1996 and has done so for the California Pumping Projects in October 1998 and for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPMCo is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project under which RPMCo, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPMCo will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPMCo, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer)and Ms. Olin (Vice President. Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 51, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.


Item 11.  Executive Compensation.


     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1997 or 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.


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

     The Trust did not make any distributions in 1995 to the Managing Shareholder (which is a member of the Board of the Trust) or any other person and made distributions in 1996 as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:


Fee                    Paid to          1998         1997         1996

Management
 fee                  Managing
                     Shareholder     $1,050,700  $1,154,758   $888,209
Cost reimbursements*   RPMCo            401,290     467,881    337,228
Investment fee        Managing
                      Shareholder              0          0    627,561

Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation              0          0    315,493

Organizational,       Managing
 distribution and    Shareholder
 offering fee                                  0          0  1,892,959

* These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas but including an allocation of RPMCo overhead) of the Providence Project.


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


     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the
Providence and California Pumping Projects. Beginning in 1996, these reimbursements were paid to RPMCo. The reimbursements to RPMCo, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) Directors and Executive Officers of the Registrant -- RPMCo.


     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.


     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1998.


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

     21.   Subsidiaries of the Registrant               Page

     24.   Powers of Attorney                           Page

     27.   Financial Data Schedule                      Page

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

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST IV (Registrant)


By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson     Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 14, 1999

By:/s/ Kathleen P. McSherry   Controller           April 14, 1999
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder


By:/s/ Robert E. Swanson    President              April 14, 1999
       Robert E. Swanson


 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 1999
       John C. Belknap

 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 1999
      Richard D. Propper



  As attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]


                        Report of Independent Accountants

   March 23, 1999

   To the Shareholders and Trustees of
   Ridgewood Electric Power Trust IV


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV (the "Trust") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------
Assets:

Cash and cash equivalents ..................   $  2,021,168    $ 11,086,281
Accounts receivable, trade .................        617,973         559,764
Due from affiliates ........................        377,710         164,536
Other assets ...............................         57,975          97,453
                                               ------------    ------------

       Total current assets ................      3,074,826      11,908,034

Investments:
Maine Hydro Projects .......................      6,217,289       6,694,826
Maine Biomass Projects .....................      6,306,818       6,617,862
Santee River Rubber ........................      4,501,357            --
Electric power equipment held for resale ...        455,182         455,182

Deferred due diligence costs ...............           --            27,159

Plant and equipment ........................     16,359,211      14,949,735
Accumulated depreciation ...................     (2,073,744)     (1,068,812)
                                               ------------    ------------
                                                 14,285,467      13,880,923
                                               ------------    ------------

Electric power sales contract ..............      8,338,040       8,338,040
Accumulated amortization ...................     (1,502,081)       (946,212)
                                               ------------    ------------
                                                  6,835,959       7,391,828
                                               ------------    ------------

Spare parts inventory ......................        746,178         383,810
Debt reserve fund ..........................        637,108         605,199
                                               ------------    ------------

        Total assets .......................   $ 43,060,184    $ 47,964,823
                                               ------------    ------------

Liabilities and Shareholders' Equity:

Liabilties:
Current maturities of long-term debt .......   $    651,613    $    592,193
Accounts payable and accrued expenses ......        563,685         384,533
Due to affiliates ..........................        441,614         658,253
                                               ------------    ------------
         Total current liabilities .........      1,656,912       1,634,979

Long-term debt, less current portion .......      4,196,455       4,848,067
Minority interest in the Providence Project       6,202,894       6,458,416

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8
  shares issued and outstanding) ...........     31,098,950      35,078,194
Managing shareholder's accumulated deficit .        (95,027)        (54,833)
                                               ------------    ------------
         Total shareholders' equity ........     31,003,923      35,023,361
                                               ------------    ------------

         Total liabilities and shareholders'
           equity ..........................   $ 43,060,184    $ 47,964,823
                                               ------------    ------------


        See accompanying notes to the consolidated financial statements.

                                      -F3-

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      ------------------------------------------
                                             1998           1997           1996
                                      -----------    -----------    -----------

Net sales .........................   $ 6,905,883    $ 6,810,911    $ 4,087,722
Sublease income ...................       369,000        369,000        261,375
                                      -----------    -----------    -----------
         Total revenue ............     7,274,883      7,179,911      4,349,097
                                      -----------    -----------    -----------

Cost of sales, including
  depreciation and amortization
  of $1,560,801, $1,267,572 and
  $747,452 in 1998, 1997 and 1996 .     5,638,396      4,879,962      2,991,835
                                      -----------    -----------    -----------

Gross profit ......................     1,636,487      2,299,949      1,357,262

General and administrative
  expenses ........................       696,734        505,116        372,415
Management fee ....................     1,050,700      1,154,758        888,209
Investment fee ....................          --             --          627,561
Project due diligence costs .......       204,579        668,554         63,052
Other expenses ....................        12,981         32,255         43,160
                                      -----------    -----------    -----------
  Total other operating expenses ..     1,964,994      2,360,683      1,994,397
                                      -----------    -----------    -----------

Loss from operations ..............      (328,507)       (60,734)      (637,135)
                                      -----------    -----------    -----------

Other income (expense):
  Interest income .................       374,585        926,641      1,294,037
  Interest expense ................      (496,658)      (572,660)      (394,665)
  Loss from Maine Biomass Projects       (694,321)      (680,109)          --
  Income from Maine Hydro Projects        657,989        521,710         99,224
  Income from Santee River Rubber .       181,675           --             --
                                      -----------    -----------    -----------
              Other income, net ...        23,270        195,582        998,596
                                      -----------    -----------    -----------

(Loss) income before minority
  interest ........................      (305,237)       134,848        361,461

Minority interest in the earnings
  of the Providence Project .......      (296,854)      (537,625)      (288,692)
                                      -----------    -----------    -----------

Net (loss) income .................   $  (602,091)   $  (402,777)   $    72,769
                                      -----------    -----------    -----------




















        See accompanying notes to the consolidated financial statements.
                                      -F4-

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes In Shareholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                               Managing
                             Shareholders     Shareholder         Total
                             ------------    ------------    ------------


Shareholders' equity,
  January 1, 1996 (162.1
  shares) ................   $ 13,503,692    $     (1,561)   $ 13,502,131

Capital contributions, net
  (314.7 shares) .........     26,848,394            --        26,848,394

Cash distributions .......     (1,659,928)        (16,767)     (1,676,695)

Net income for the year ..         72,041             728          72,769
                             ------------    ------------    ------------

Shareholders' equity,
  December 31, 1996 (476.8
  shares) ................     38,764,199         (17,600)     38,746,599

Cash distributions .......     (3,287,256)        (33,205)     (3,320,461)

Net loss for the year ....       (398,749)         (4,028)       (402,777)
                             ------------    ------------    ------------

Shareholders' equity,
  December 31, 1997 (476.8
  shares) ................     35,078,194         (54,833)     35,023,361

Cash distributions .......     (3,383,174)        (34,173)     (3,417,347)

Net loss for the year ....       (596,070)         (6,021)       (602,091)
                             ------------    ------------    ------------

Shareholders' equity,
  December 31, 1998 (476.8
  shares) ................   $ 31,098,950    $    (95,027)   $ 31,003,923
                             ------------    ------------    ------------




















        See accompanying notes to the consolidated financial statements.

                                      -F5-

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------
                                              Year Ended December 31,
                                   --------------------------------------------
                                      1998             1997           1996
                                   ------------    ------------    ------------
Cash flows from operating
 activities:
 Net (loss) income .............   $   (602,091)   $   (402,777)   $     72,769
                                   ------------    ------------    ------------
 Adjustments to reconcile net
  (loss)income to net cash flows
  from operating  activities:
 Depreciation and amortization .      1,560,801       1,267,572         747,452
  Amortization of prepaid and
   accrued royalties- net ......           --              --           777,886
 Minority interest in earnings
  of the Providence Project ....        296,854         537,625         288,692
  Income from unconsolidated
   Maine Hydro Projects ........       (657,989)       (521,710)        (99,224)
  Loss from unconsolidated Maine
   Biomass Projects ............        694,321         680,109            --
  Income from unconsolidated
   Santee River Rubber .........       (181,675)           --              --
  Changes in assets and
   liabilities, net of effects
   of investment:
   Decrease (increase) in
    maintenance reserve fund ...           --           394,070         (14,164)
   (Increase) decrease in
    accounts receivable, trade .        (58,209)        505,417        (418,433)
   Increase in spare parts
    inventory ..................       (362,368)           --              --
   Decrease in customer escrow
    fund .......................           --              --         1,119,115
   Increase (decrease) in
    accounts payable and
    accrued expenses ...........        179,152        (363,426)        450,418
   (Decrease) increase in due
     to/from affiliates, net ...       (429,813)        401,660        (261,562)
   Other- net ..................         39,478         157,081          26,093
                                   ------------    ------------    ------------
    Total adjustments ..........      1,080,552       3,058,398       2,616,273
                                   ------------    ------------    ------------
  Net cash provided by
   operating activities ........        478,461       2,655,621       2,689,042
                                   ------------    ------------    ------------
Cash flows from investing
 activities:
 Investment in the Providence
  Project, net of cash acquired            --              --        (8,287,184)
 Investment in Maine Hydro
  Projects .....................           --          (265,953)     (6,814,197)
 Investment in Maine Biomass
  Projects .....................       (383,277)     (7,297,971)           --
 Investment in Santee River
  Rubber .......................     (4,489,819)           --              --
 Distributions from Maine
  Hydro Projects ...............      1,135,526       1,006,257            --
 Distributions from Santee
  River Rubber .................        170,137            --              --
 Capital expenditures ..........     (1,409,476)     (3,060,284)     (1,928,332)
 Deferred due diligence costs ..         27,159         218,669        (222,393)
                                   ------------    ------------    ------------
  Net cash used in investing
   activities ..................     (4,949,750)     (9,399,282)    (17,252,106)
                                   ------------    ------------    ------------
Cash flows from financing
 activities:
 Proceeds from shareholders'
  contributions ................           --              --        31,495,223
 Selling commissions and
  offering costs paid ..........           --              --        (4,646,829)
 Cash distributions to
  shareholders .................     (3,417,347)     (3,320,461)     (1,676,695)
 Payments to reduce long-term
  debt .........................       (592,192)       (538,191)       (331,953)
 Increase in debt reserve fund .        (31,909)        (29,758)        (58,677)
 Distributions to minority
  interest .....................       (552,376)       (967,477)       (530,639)
                                   ------------    ------------    ------------
  Net cash (used in) provided by
   financing activities ........     (4,593,824)     (4,855,887)     24,250,430
                                   ------------    ------------    ------------
Net (decrease) increase in cash
 and cash equivalents ..........     (9,065,113)    (11,599,548)      9,687,366
Cash and cash equivalents,
 beginning of year .............     11,086,281      22,685,829      12,998,463
                                   ------------    ------------    ------------
Cash and cash equivalents, end
 of year .......................   $  2,021,168    $ 11,086,281    $ 22,685,829
                                   ------------    ------------    ------------
        See accompanying notes to the consolidated financial statements.
                                      -F6-

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


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

         The Trust has been organized to invest in independent power generation and other capital facilities and in the development of these facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). The power plants will sell electricity and, in some cases, heat energy to utilities and industrial users under long-term contracts.

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

2.       Summary of Significant Accounting Policies

         Principles of consolidation and accounting for investment in power generation projects.
         The consolidated financial statements include the accounts of the Trust
         and  affiliates   owned  more  than  50%.  All  material   intercompany
         transactions have been eliminated.

         The Trust uses the equity method of accounting for its investments in affiliates which are 50% owned because the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliate but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated results of operations.

         Use of estimates
         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.
                                      -F7-

         Cash and cash equivalents
         The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents.

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

         Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years. During 1998, 1997 and 1996, the Trust recorded depreciation expense of $1,004,932, $711,703 and $357,109, respectively.

         Intangible asset
         A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the asset (15 years) on a straight-line basis. During 1998, 1997 and 1996, the Trust recorded amortization expense of $555,869, $555,869 and $390,343, respectively.

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

         Due diligence costs relating to potential power projects
         Costs relating to the due diligence performed on potential project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.
                                      -F8-

3.       Investments

         The Trust has the following investments:

                                                   Investment at December 31,
                                    Accounting     -------------------------
            Project Name             Method           1998           1997
      --------------------------   -------------   -----------   -----------

      Providence Project .......   Consolidation   $11,181,794   $11,632,385
      California Pumping Project   Consolidation       597,478       648,176
      Electric Power Equipment .   Consolidation       455,182       455,182
      Maine Hydro Projects .....   Equity Method     6,217,289     6,694,826
      Maine Biomass Projects ...   Equity Method     6,306,817     6,617,862
      Santee River Rubber ......   Equity Method     4,501,357          --
                                                   -----------   -----------
                                                   $29,259,917   $26,048,431
                                                   -----------   -----------


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

         The following unaudited pro forma information has been prepared assuming the Providence Project was acquired as of the beginning of the period presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the formation and acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results and does not reflect capital equipment additions and changes in operating management which have been made at the Providence Project subsequent to the acquisition.
                                      -F9-

                              Pro Forma Information
                                 (Unaudited)
                                      1996

         Net sales ............   $5,511,642
         Income from operations    1,032,806
         Net income ...........       88,558

         California Pumping Project
         On December 31, 1995, the Trust acquired a package of natural gas and diesel fueled engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator paid for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. The purchase price of $353,619 was paid in 1996. During 1996, the Trust acquired an additional 9 engines with a rated capacity of 1.2 megawatts at a purchase price of $344,111. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management Corporation, an affiliate of the Managing Shareholder, began operating the project. The project paid $94,160 to the third party manager to terminate the operating agreement At December 31, 1998 and 1997, the Trusts total investment in the California Pumping Project was $597,478 and $648,176, respectively.

         Electric Power Equipment Held for Resale
         The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At December 31, 1998 and 1997, the cost of such equipment was $455,182.

         Maine Hydro Projects
         On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). The Trust made investments totaling $6,748,256 and owns a 50% limited partnership interest in Ridgewood Hydro L.P. In addition, Ridgewood Maine Hydro Corporation was formed as a Delaware corporation ("RMHCorp."). The Trust invested $65,941 and owns 50% of the outstanding common stock of RMHCorp., which is the sole general partner of Ridgewood Hydro L.P.

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

         The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since December 23, 1996.

         The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash
                                     -F10-
         flow in excess of a target amount. The Maine Hydro Projects recorded $429,714, $429,430 and $3,070 of expense under this arrangement during the periods ended December 31, 1998, 1997 and 1996, respectively. The agreement has a five-year term and can be renewed for two additional five-year terms by mutual consent.

         Summarized financial information for the Maine Hydro Projects is as follows:

         Balance Sheet Information

                                   December 31, 1998   December 31, 1997
                                         -----------   -----------

         Current assets ..............   $ 1,346,077   $ 1,757,908
         Electric power sales contract    11,165,469    12,225,765
         Other non-current assets ....     1,057,892       634,952
                                         -----------   -----------
         Total assets ................   $13,569,438   $14,618,625
                                         -----------   -----------

         Current liabilities .........   $   438,443   $   291,911
         Non-current liabilities .....       696,418       937,062
         Partners' equity ............    12,434,577    13,389,652
                                         -----------   -----------
         Total liabilities and equity    $13,569,438   $14,618,625
                                         -----------   -----------

         Statement of Operations Information

                                                                  For the period
                                                                    December
                                         For the Year Ended         23, 1996
                                           December 31,           (Acquisition)
                                     -------------------------    to December
                                        1998          1997          31, 1996
                                     -----------   -----------    -----------

         Revenue .................   $ 4,511,361   $ 4,113,065    $   192,152
         Total expenses ..........     3,217,846     2,952,589         50,340
         Interest income (expense)        22,464      (117,056)        56,635
                                     -----------   -----------    -----------
         Net income ..............   $ 1,315,979   $ 1,043,420    $   198,447
                                     -----------   -----------    -----------

         The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five-year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

         Maine Biomass Projects
         On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 and includes transaction costs of $297,971. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September 1997 and were reactivated in November 1997 to sell capacity and energy to Bangor Hydro-Electric
                                     -F11-

         Company, a local utility ("BHC") on a month-to-month basis. The facilities were again shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month.

         The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust V also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, up to $2,520,000 of any remaining operating net cash flow during the year is paid to the other Maine Biomass Project members. Any remaining operating net cash flow is payable 25% to the Trust and Trust IV and 75% to the other Maine Biomass Project members.

         In 1998, the Trust loaned $375,000 to the Maine Biomass Projects. The loan is in the form of three demand notes that bear interest at 5% per annum. Trust V, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $750,000 to the Maine Biomass Projects with the same terms.

         The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Hydro Projects has been included in the financial statements since July 1, 1997.

         The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract of March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects

         Summarized financial information for the Maine Biomass Projects is as follows:

         Balance Sheet Information

                                 December 31, 1998   December 31, 1997
                                        ----------   ----------

         Current assets: ............   $  668,228   $  861,677
         Other non-current assets ...    3,339,584    3,524,356
                                        ----------   ----------
         Total assets ...............   $4,007,812   $4,386,033
                                        ----------   ----------

         Current liabilities: .......   $1,952,062   $  912,683
         Members' equity ............    2,055,750    3,473,350
                                        ----------   ----------
         Total liabilities and equity   $4,007,812   $4,386,033
                                        ----------   ----------
                                     -F12-

         Statement of Operations Information

                                For the Period July
                   For the Year Ended    1, 1997 to December
                    December 31, 1998       31, 1997
                          -----------    -----------

         Revenue ......   $ 1,430,296    $ 2,991,793
         Total expenses     2,847,896      4,376,458
                          -----------    -----------
         Net loss .....   $(1,417,600)   $(1,384,665)
                          -----------    -----------

         Santee River Rubber
         In August 1998, the Trust and an affiliate, Trust V, purchased preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust and Trust V purchased the interests through a limited liability company owned one-third by the Trust and two-thirds by Trust V. The Trust's share of the purchase price was $4,489,819 and Trust V's share of the purchase price was $8,979,639.

         Until January 2000 or until the facility begins operations, which ever occurs first, Santee River Rubber will pay the Trust and Trust V interest at 12% per year on $11,000,000 of their investment. After operations begin, the Trusts are entitled to receive all cash flow after payment of debt and other obligations until the Trusts receive a cumulative 20% return on their total investment. Thereafter, the Trusts receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber are shared one-third by the Trust and two-thirds by Trust V.

         The Trusts have the right to designate two of the five members of Santee River Rubber and have the further right to remove a third member and designate a successor in the event of certain defaults under Santee River Rubber's operating agreement. The remaining equity interest is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. of New York.

         At the same time as the Trusts purchased their membership interests, Santee River Rubber borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

         The project has been designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The processing will include both ambient and cryogenic processing equipment using liquid nitrogen. Santee River Rubber anticipates that the final product will be fine crumb rubber that can be used to manufacture new tires or to replace virgin rubber in many applications.

         Santee River Rubber has entered into long-term agreements for the supply of its requirements for waste tires, electricity and liquid nitrogen. Santee River Rubber has entered into short-term (ranging from one to three years) crumb rubber sales contracts for a portion of the facility's output with Goodyear Tire & Rubber Company, Continental - General Tire, Inc., British Tire & Rubber, Inc. and Recycled Solutions for Industry, Inc. The agreements are contingent upon successful testing of the facility's output.

         The Trust's investment in the Santee River Rubber is accounted for under the equity method of accounting. The Trust's equity in the loss of Santee River Rubber has been included in the financial statements since August 19, 1998.
                                     -F13-

         Summarized financial information for Santee River Rubber is as follows:

         Balance Sheet Information

                                                           December 31, 1998
                                                         ----------------------

           Current assets                                          $ 1,738,422
           Construction in progress                                 18,468,255
           Other non-current assets                                 25,622,193
                                                         ----------------------
           Total assets                                           $ 45,828,870
                                                         ----------------------

           Liabilities                                            $ 33,680,000
           Members' equity                                          12,148,870
                                                         ----------------------
           Total liabilities and equity                           $ 45,828,870
                                                         ----------------------

         Statement of Operations Information

                         For the Period August 19,
                         1998 to December 31, 1998
                              ----------

         Revenue ..........   $1,252,899
         Operating expenses      604,029
                              ----------
         Net income .......   $  648,870
                              ----------

4.       Long-Term Debt

         Following is a summary of long-term debt at December 31, 1998:

         Senior secured non-recourse notes payable            $4,848,068
         Less - Current maturity                                (651,613)
                                                              ----------
         Total long-term debt                                 $4,196,455
                                                              ==========

         The senior secured non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 1998 and 1997 or for the eight and one half months ending December 31, 1996. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 1998 and 1997, the cash balance in these reserve accounts was $637,108 and $605,199, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account terminated and the cash balance in the reserve account ($394,070) was released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.
                                     -F14-

         Scheduled repayments of long-term debt principal for the next five years are as follows:

                                    Year Ended
                                    December 31,              Repayment
                                           1999                $651,613
                                           2000                 716,995
                                           2001                 788,937
                                           2002                 868,098
                                           2003                 955,202

         During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,150,000 for borrowings or letters of credit. Outstanding borrowing bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have outstanding standby letters of credit totaling $300,000 which are covered by the line of credit facility. At December 31, 1998 and 1997, there were no borrowings outstanding under the credit facility.

5.       Fair Value of Financial Instruments

         At December 31, 1998 and 1997, the carrying value of the Trust's cash, accounts receivable, debt service reserve fund and accounts payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

6.       Electric Power Sales Contracts

         Providence Power is committed to sell all of the electricity it produces to New England Power Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment to NEP in the event of default. At April 16, 1996, the required escrow balance amounted to $1,065,989. In October 1996, the required escrow balance decreased to zero and the cash held in escrow was released to Providence Power. For the years ended December 31, 1998 and 1997 and the eight and one half months ended December 31, 1996, sales revenue under the NEP Power Purchase Agreement amounted to $6,617,549, $6,458,648 and $3,946,077, respectively.

7.       Landfill Lease and Sublease

         Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 1998 and 1997 and the eight and one half months ended December 31, 1996, royalty expense relating to the RISWMC lease amounted to $986,224, 951,767 and $588,456, respectively.

         Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas
                                     -F15-
         collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

         Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $369,000, $369,000 and $261,375 for the years ended December 31, 1998 and 1997 and eight and one half months ended December 31, 1996, respectively.

         Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 1998 and 1997 and the eight and one half months ended December 31, 1996, amounted to $900,529, $863,536 and $555,447, respectively.

8.       Transactions With Managing Shareholder and Affiliates

         The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the period ended December 31, 1996, the Trust paid fees for these services to the managing shareholder of $1,892,959. These fees were recorded as a reduction in the shareholders' capital contribution.

         The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended December 31, 1996, the Trust paid investment fees to the managing shareholder of $627,561.

         The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1998, 1997 and 1996, the Trust paid an annual management fees to the managing shareholder of $1,050,700, $1,154,758 and $888,209, respectively. In 1999, the managing shareholder will waive 50% of the management fees that it is entitled to.

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

         Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1998.
                                     -F16-

         The managing shareholder purchased one share of the Trust for $83,000 in 1995. Through the offering period of the Trust, commissions and placement fees of $172,674 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

         Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management. During the years ended
         December  31,  1998 and 1997 and the  eight and one half  months  ended
         December 31, 1996, Ridgewood Management charged Providence Power $401,290, $467,881 and $337,228, respectively. During the periods ended December 31, 1998, 1997 and 1996, Ridgewood Management did not charge any amounts to the Maine Hydro projects or the Maine Biomass projects.

    9.     Administrative Proceeding at the Providence Project

         In September 1998, the Region I office of the U.S. Environmental Protection Agency ("EPA") filed an administrative proceeding against RPPP seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. RPPPP answered and the matter has been referred to an alternate dispute resolution procedure within the EPA. In the course of discussions with the EPA and through the alternate dispute resolution procedure, the EPA has offered to reduce the penalty to $88,750. Further, EPA is discussing with RPPP a proposal to offset a portion of the penalty by crediting RPPP with certain environmental audit and remediation expenditures, over and above those required by law, that the Trust and other Ridgewood Power Trusts may agree to make. RPPP expects to resolve this matter in the second quarter of 1999 and does not anticipate that it will have to make further material capital expenditures to remedy the items identified by the EPA or that this proceeding will have a material adverse impact on it. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding.


                                     -F17-

                      Ridgewood Maine Hydro Partners, L.P.

                              Financial Statements

                        December 31, 1998, 1997 and 1996

                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]



                        Report of Independent Accountants

March 23, 1999

To the Partners of
Ridgewood Maine Hydro Partners, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and the period September 5, 1996 (date of formation) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                              ----------------------------
                                                  1998           1997
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $    607,119    $    596,208
Accounts receivable, trade ................        574,022         468,651
Due from affiliates .......................         87,369         103,650
Deposits ..................................           --           500,000
Prepaid and other current assets ..........         77,567          89,399
                                              ------------    ------------
     Total current assets .................      1,346,077       1,757,908

Property, plant and equipment .............      1,089,248         336,635
Accumulated depreciation ..................        (31,356)         (1,683)
                                              ------------    ------------
     Property, plant and equipment, net ...      1,057,892         334,952
                                              ------------    ------------

Electric power sales contracts ............     13,311,374      13,311,374
Accumulated amortization ..................     (2,145,905)     (1,085,609)
                                              ------------    ------------
     Electric power sales contracts, net ..     11,165,469      12,225,765
                                              ------------    ------------

Deposits ..................................           --           300,000
                                              ------------    ------------

     Total assets .........................   $ 13,569,438    $ 14,618,625
                                              ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses .....   $    197,799    $    157,017
Current portion of
  long-term lease obligations .............        240,644         134,894
                                              ------------    ------------

     Total current liabilities ............        438,443         291,911

Non-current portion of long-term
  lease obligations .......................        696,418         937,062
                                              ------------    ------------

Commitments and contingencies

Partners' equity:
General partner ...........................        114,624         124,175
Limited partners ..........................     12,319,953      13,265,477
                                              ------------    ------------

     Total partners' equity ...............     12,434,577      13,389,652
                                              ------------    ------------

     Total liabilities and partners' equity   $ 13,569,438    $ 14,618,625
                                              ------------    ------------












                See accompanying notes to the financial statement
                                      -F3-

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
--------------------------------------------------------------------------------

                                   For
                                the Period
                                 September
                                  For the        For the        5, 1996
                                 Year Ended     Year Ended    (Inception)
                                 December       December      to December
                                 31, 1998       31, 1997        31, 1996
                                -----------    -----------    -----------

Net sales ...................   $ 4,511,361    $ 4,113,065    $   192,152
                                -----------    -----------    -----------

Operating expenses:
Depreciation and amortization     1,089,969      1,062,838         24,454
Labor .......................       592,812        549,289         11,071
Insurance ...................       194,458        246,665          5,069
Property taxes ..............       267,046        258,953          5,938
Contract management .........       429,714        429,430          3,070
Other expenses ..............       643,847        405,414            738
                                -----------    -----------    -----------
                                  3,217,846      2,952,589         50,340
                                -----------    -----------    -----------

Income from operations ......     1,293,515      1,160,476        141,812
                                -----------    -----------    -----------

Other income (expense):
Interest income .............       153,983         30,812         59,479
Interest expense ............      (131,519)      (147,868)        (2,844)
                                -----------    -----------    -----------
  Other income (expense), net        22,464       (117,056)        56,635
                                -----------    -----------    -----------

Net income ..................   $ 1,315,979    $ 1,043,420    $   198,447
                                -----------    -----------    -----------




























               See accompanying notes to the financial statements.

                                      -F4-

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 1998 and 1997 and the Period September 5, 1996 (Inception) to December 31, 1996
--------------------------------------------------------------------------------


                                 Limited           General
                                 Partners          Partner         Total
                                ------------    ------------    ------------

Initial capital contributions   $ 13,496,513    $    131,882    $ 13,628,395

Net income for the period ...        196,463           1,984         198,447
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1996 .........     13,692,976         133,866      13,826,842

Additional contributions ....        531,906            --           531,906

Cash distributions ..........     (1,992,391)        (20,125)     (2,012,516)

Net income for the year .....      1,032,986          10,434       1,043,420
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1997 .........     13,265,477         124,175      13,389,652

Cash distributions ..........     (2,248,343)        (22,711)     (2,271,054)

Net income for the year .....      1,302,819          13,160       1,315,979
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1998 .........   $ 12,319,953    $    114,624    $ 12,434,577
                                ------------    ------------    ------------




























               See accompanying notes to the financial statements.
                                      -F5-

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                       For
                                   the Period
                                    September
                                   For the         For the         5, 1996
                                  Year Ended      Year Ended     (Inception)
                                   December        December      to December
                                   31, 1998        31, 1997        31, 1996
                                 ------------    ------------    ------------

Cash flows from operating
 activities
 Net income ..................   $  1,315,979    $  1,043,420    $    198,447
                                 ------------    ------------    ------------
 Adjustments to reconcile net
  income to net cash flows
  from operating activities
  Depreciation and
   amortization ..............      1,089,969       1,062,838          24,454
  Changes in assets and
   liabilities, net of effects
   of the Maine Hydro Projects
   purchase:
  (Increase) decrease in
    accounts receivable ......       (105,371)        529,205        (163,519)
  (Increase) decrease prepaid
   and other current assets ..         11,832         (41,722)         (9,154)
  Decrease (increase) in due
   to/from affiliates, net ...         16,281        (303,259)        199,609
  Accounts payable and accrued
   expenses ..................         40,782        (505,122)        496,782
                                 ------------    ------------    ------------
 Total adjustments ...........      1,053,493         741,946         548,172
                                 ------------    ------------    ------------
 Net cash provided by
  operating activities .......      2,369,472       1,785,366         746,619
                                 ------------    ------------    ------------

Cash flows from investing
 activities
 Payments to purchase Maine
   Hydro Projects ............           --          (323,217)    (13,305,178)
 Capital expenditures ........       (752,613)       (336,635)           --
                                 ------------    ------------    ------------
 Net cash used in investing
  activities .................       (752,613)       (659,852)    (13,305,178)
                                 ------------    ------------    ------------

Cash flows from financing
 activities
 Cash contributed by partners            --           531,906      13,628,395
 Cash distributions to
  partners ...................     (2,271,054)     (2,012,516)           --
 Return of  deposits .........        800,000            --              --
 Payments to reduce long-term
  lease obligations ..........       (134,894)       (118,532)           --
                                 ------------    ------------    ------------
 Net cash (used in) provided
  by financing activities ....     (1,605,948)     (1,599,142)     13,628,395
                                 ------------    ------------    ------------

Net increase (decrease) in
 cash and cash equivalents ...         10,911        (473,628)      1,069,836

Cash and cash equivalents,
 beginning of period .........        596,208       1,069,836            --
                                 ------------    ------------    ------------

Cash and cash equivalents,
 end of period ...............   $    607,119    $    596,208    $  1,069,836
                                 ------------    ------------    ------------














                See accompanying notes to the financial statement
                                      -F6-

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial
Statements
--------------------------------------------------------------------------------


1.       Organization and Business Activity

         On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). Ridgewood Maine Hydro Corporation, a Delaware Corporation ("RMHCorp"), is the sole general partner of Ridgewood Hydro L.P. and is owned equally by Ridgewood Electric Power Trust IV ("Trust IV") and Ridgewood Electric Power Trust V ("Trust V"), both Delaware business trusts (collectively, the "Trusts"). The Trusts are equal limited partners in Ridgewood Hydro L.P. The Trusts receive funds from private placement offerings of shares of beneficial interest and invest the net proceeds received in independent power generation facilities.

         In 1996, the general and limited partners made the following capital contributions to Ridgewood Hydro L.P.:

         General Partner   RMHCorp    $   131,882
         Limited Partner   Trust IV     6,748,256
         Limited Partner   Trust V      6,748,257
                                      -----------
                                      $13,628,395
                                      -----------

         On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. In 1997, the limited partners made additional contributions of $531,906.

2.       Summary of Significant Accounting Policies

         Use of estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         Cash and cash equivalents
         Ridgewood Hydro L.P. considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

         Revenue recognition
         Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contracts. Interest income is recorded when earned.

         Plant and equipment
         Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

         Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years. During the year ended December 31, 1998 and 1997, Maine Hydro, L.P. recorded depreciation expense of $29,673 and $1,683, respectively.
                                      -F7-

         Intangible asset
         A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During the periods ended December 31, 1998, 1997 and 1996, Maine Hydro, L.P. recorded amortization expense of $1,060,296, $1,061,155 and $24,454, respectively.

         Income taxes
         No provision is made for income taxes in the accompanying financial statements as the income or loss of Ridgewood Hydro L.P. is passed through and included in the tax returns of the individual partners.

3.       Acquisition of the Maine Hydro Project

         On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired the Maine Hydro projects. The purchase price was $13,628,395 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,004,679.

         The acquisition of the Maine Hydro Projects was accounted for as a purchase as of December 23, 1996, and the results of operations of the Maine Hydro Projects have been included in Maine Hydro L.P.'s financial statements since that date. The purchase price was allocated to the net assets acquired, based on their respective fair values. A portion of the purchase price ($13,311,374) was allocated to the Electric Power Sales Contracts.

4.       Obligation Under Capital Lease

         Ridgewood Hydro L.P. assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, Ridgewood Hydro L.P. has the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, Ridgewood Hydro L.P. also has the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which reduces to $750,000 at April 30, 2000. This lease is accounted for as a capital lease, and accordingly, the lease obligation has been recorded in the accompanying balance sheet.

         Aggregate minimum future lease payments are as follows:

                 1999                                            $ 266,400
                 2000                                              816,600
                 Thereafter                                            ---
                                                              --------------

                 Total minimum lease payments                    1,083,000
                      Less:  Amount representing interest         (145,938)
                                                              --------------

                 Present value of net minimum lease payments
                                                                   937,062
                      Less: Current portion                       (240,644)

                                                              --------------
                                                                 $ 696,418
                                                              --------------

5.       Lease Commitments

         The Company leases the sites of two of its hydroelectric projects under operating leases expiring in June 2078. Total monthly payments in 1998
                                      -F8-
         were the greater of $1,216 or a percentage of the revenue from the hydroelectric project. At December 31, 1998, the future minimum rental payments required under these leases are as follows:

                                    1999                     $ 14,592
                                    2000                       14,592
                                    2001                       14,592
                                    2002                       14,592
                                    2003                       14,592
                                    Thereafter              1,087,104
                                                    ------------------
                                                           $1,160,064
                                                    ------------------

6.       Power Generation Contracts

         Ridgewood Hydro L.P. operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. Ridgewood Hydro L.P. sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. Ridgewood Hydro is required to maintain standby letters of credit totaling $300,000 under the long-term power purchase agreement.

7.       Fair Value of Financial Instruments

         At December 31, 1998 and 1997, the carrying value of the Trust's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

8.       Management Agreement

         The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Maine Hydro Projects recorded $429,714,
         $429,430 and $3,070 of expense under this arrangement during the periods ended December 31, 1998, 1997 and 1996, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                                      -F9-