Form 10-Q
period 1999-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1999-05-17
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

Commission File Number 0-25430

                       RIDGEWOOD ELECTRIC POWER TRUST IV
            (Exact name of registrant as specified in its charter.)

         Delaware                                             22-3324608
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

     (201) 447-9000
   Registrant's telephone number, including area code:

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

Item 1. Financial Statements


                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                 March 31, 1999

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                  March 31,    December 31,
                                                   1999             1998
                                                -----------     ----------
Assets: .....................................    (unaudited)

Cash and cash equivalents ...................   $  1,155,439    $  2,021,168
Accounts receivable, trade ..................        579,613         617,973
Due from affiliates .........................         12,766         377,710
Other assets ................................         54,519          57,975
                                                ------------    ------------
       Total current assets .................      1,802,337       3,074,826
                                                ------------    ------------

Investments:
Maine Hydro Projects ........................      6,754,424       6,217,289
Maine Biomass Projects ......................      6,238,665       6,306,818
Santee River Rubber .........................      4,389,424       4,501,357
Electric power equipment held for resale ....        455,182         455,182

Plant and equipment .........................     16,473,238      16,359,211
Accumulated depreciation ....................     (2,304,375)     (2,073,744)
                                                ------------    ------------
                                                  14,168,863      14,285,467
                                                ------------    ------------

Electric power sales contract ...............      8,338,040       8,338,040
Accumulated amortization ....................     (1,641,047)     (1,502,081)
                                                ------------    ------------
                                                   6,696,993       6,835,959
                                                ------------    ------------

Spare parts inventory .......................        746,178         746,178
Debt reserve fund ...........................        645,085         637,108
                                                ------------    ------------
        Total assets ........................   $ 41,897,151    $ 43,060,184
                                                ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ........   $    651,613    $    651,613
Accounts payable and accrued expenses .......        432,519         563,685
Due to affiliates ...........................        176,613         441,614
                                                ------------    ------------
         Total current liabilities ..........      1,260,745       1,656,912

Long-term debt, less current portion ........      4,039,345       4,196,455
Minority interest in the Providence Project .      6,138,885       6,202,894

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8 shares issued and
    outstanding) ............................     30,558,660      31,098,950
Managing shareholder's accumulated deficit ..       (100,484)        (95,027)
                                                ------------    ------------
         Total shareholders' equity .........     30,458,176      31,003,923
                                                ------------    ------------

         Total liabilities and
           shareholders' equity .............     41,897,151    $ 43,060,184
                                                ------------    ------------


          See accompanying notes to consolidated financial statements

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                --------------------------
                                                 March 31,      March 31,
                                                   1999           1998
                                                -----------    -----------

Net sales ...................................   $ 1,701,399    $ 1,703,472
Sublease income .............................        92,250         92,250
                                                -----------    -----------
               Total revenue ................     1,793,649      1,795,722

Cost of sales ...............................     1,521,989      1,124,104
                                                -----------    -----------

Gross profit ................................       271,660        671,618

General and administrative expenses .........       182,631        194,091
Management fee ..............................       116,817        280,071
                                                -----------    -----------
               Total other operating expenses       299,448        474,162
                                                -----------    -----------

(Loss) income from operations ...............       (27,788)       197,456
                                                -----------    -----------

Other income (expense):
      Interest income .......................        23,572        163,397
      Interest expense ......................      (115,103)      (129,430)
      Income from Maine Hydro Projects ......       537,135        326,530
      Loss from Maine Biomass Projects ......      (168,403)      (267,857)
      Loss from Santee River Rubber .........        (7,432)          --
                                                -----------    -----------
               Net other income .............       269,769        92,640
                                                -----------    -----------

Income before minority interest .............       241,981        290,096

Minority interest in the earnings of the
      Providence Project ....................       (65,303)      (140,882)
                                                -----------    -----------

Net income ..................................   $   176,678    $   149,214
                                                -----------    -----------


        See accompanying notes to the consolidated financial statements

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                   Managing
                                 Shareholders     Shareholder        Total
                                 ------------    ------------    ------------


Shareholders' equity, December
   31, 1998 ..................   $ 31,098,950    $    (95,027)   $ 31,003,923

Cash distributions ...........       (715,201)         (7,224)       (722,425)

Net income for the ...........        174,911           1,767         176,678
period
                                 ------------    ------------    ------------

Shareholders' equity, March
         31, 1999 ............   $ 30,558,660    $   (100,484)   $ 30,458,176
                                 ------------    ------------    ------------



           See accompanying notes to consolidated financial statements

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                   -----------------------------
                                                 March 31, 1999   March 31, 1998

                                                   ------------    ------------
Cash flows from operating activities:
  Net income ...................................   $    176,678    $    149,214
                                                   ------------    ------------

  Adjustments  to  reconcile  net income to
    net cash  flows  from  operating activities:
    Depreciation and amortization ..............        369,597         242,506
    Minority interest in earnings of the
      Providence Project .......................         65,303         140,882
    Income from unconsolidated Maine Hydro
      Projects .................................       (537,135)       (326,530)
    Loss from unconsolidated Maine Biomass
      Projects .................................        168,403         267,857
    Loss from unconsolidated Santee River
      Rubber ...................................          7,432            --
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivable, trade ......................         38,360        (448,061)
      Decrease (increase) in other assets ......          3,456         (45,653)
      Decrease in accounts payable
        and accrued expenses ...................       (131,166)        (65,622)
      Increase (decrease) in due from
        affiliates, net ........................         99,943       (166,154)
                                                   ------------    ------------
        Total adjustments ......................         84,193       (400,775)
                                                   ------------    ------------
  Net cash provided by (used in)
    operating activities .......................        260,871        (251,561)
                                                   ------------    ------------

Cash flows from investing activities:
  Loans to Maine Biomass Projects ..............       (100,250)       (250,000)
  Distributions from Santee River Rubber .......        104,501            --
  Capital expenditures .........................       (114,027)       (467,559)
  Deferred due diligence costs .................           --           (23,346)
                                                   ------------    ------------
    Net cash used in investing activities ......       (109,776)       (740,905)
                                                   ------------    ------------

Cash flows from financing activities:
  Cash distributions to shareholders ...........       (722,425)       (927,453)
  Payments to reduce long-term debt ............       (157,110)       (142,782)
  Increase in debt reserve fund ................         (7,977)           --
  Distribution to minority interest ............       (129,312)       (165,389)
                                                   ------------    ------------
    Net cash used in financing activities ......     (1,016,824)     (1,235,624)
                                                   ------------    ------------

Net decrease in cash and cash equivalents ......       (865,729)     (2,228,090)

Cash and cash equivalents, beginning of year ...      2,021,168      11,086,281
                                                   ------------    ------------

Cash and cash equivalents, end of period .......   $  1,155,439    $  8,858,191
                                                   ------------    ------------






          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Maine Biomass Projects

In the first quarter of 1999 and April 1999, the Trust loaned $100,250 and $62,250, respectively, to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of two demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust V, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $150,000 in the first quarter of 1999 and $177,000 in April 1999 to the Maine Biomass Projects with the same terms.

The Maine Biomass Projects were operated by Indeck Operations, Inc., an affiliate of the members of the Maine Biomass Projects. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Rubber Project, which are owned 50% or less by the Trust.

Results of Operations

         Quarter ended March 31, 1999 compared to quarter ended March 31, 1998.

In the first quarter of 1999, the Trust had total revenue of $1,793,000, which is comparable with total revenue of $1,795,000 in the same period in 1998. Cost of sales increased to $1,522,000 in the first quarter of 1999 from $1,124,000 in the same period in 1998 as a result of higher engine maintenance costs at the Providence Project.

General and administrative expenses in the first quarter of 1999 of $183,000 were comparable with the same period in 1998. The management fee decreased from $280,000 in the first quarter of 1998 to $117,000 in the same period in 1999 primarily as a result of the Managing Shareholder's decision to voluntarily waive one-half of its management fee for an indefinite period.

Interest income declined by $140,000 from $164,000 in the first quarter of 1998 to $24,000 in the first quarter of 1998 due to lower average cash balances. Interest expense was reduced by $14,000 from $129,000 in the first quarter of 1998 to $115,000 in the first quarter of 1999 due to lower borrowings outstanding at the Providence project.

Equity income from the Maine Hydro Projects increased $210,000 from $327,000 in the first quarter of 1998 to $537,000 in the same period in 1999 due to higher production because of above-average river flows. The equity loss from the shut-down Maine Biomass Projects decreased from $268,000 in the first quarter of 1998 to $168,000 in the same period in 1999 due to cost reductions and sales of installed capacity at the plants.

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

Interest income declined by $86,000 from $249,000 in the first quarter of 1997 to $163,000 in the first quarter of 1998 due to lower average cash balances. Interest expense was reduced by $38,000 from $167,000 in the first quarter of 1998 to $129,000 in the first quarter of 1999 due to lower borrowings outstanding oat the Providence Project.

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

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1999.

The Managing Shareholder announced a change of distribution policy in May 1999. Distributions to Investors from the Trust, which had been made on a monthly basis, will be made on a quarterly basis going forward in order to reduce administrative burdens.

In addition, the Managing Shareholder is reducing the Trust's distribution rate per share to $1,000 per quarter, equal to a 4% distribution rate per year. The rate paid in 1998 was 6% per year. The reduction is expected to continue at least into early 2000. The Managing Shareholder also has voluntarily waived one-half of its management fee (approximately $39,000 per month) beginning in January 1999. The Managing Shareholder is not obligated to continue the waiver and may end it at any time in its sole discretion. The Trust anticipates that the Santee River and Maine Biomass plants will begin to make significant contributions to cash flow in mid- to-late 2000, which might permit an increase in distributions at that time. However, the Trust cannot assure that these results will occur or that the distribution rate will be maintained or increased.

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

The Trust anticipates that, during 1999, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the Trust's Annual Report on Form 10-K for 1998, Ridgewood/Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, is a defendant before Region I office of the U.S. Environmental Protection Agency ("EPA")in an administrative proceeding to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. Discussions are continuing with EPA with regard to a settlement of the civil penalties for approximately one-half of the original demand and for offset, in EPA's discretion, of a portion of the penalties against future environmental improvements to be made by the Trust. RPPP does not anticipate a material adverse impact from the proceeding and does not anticipate the need to make further material capital expenditures to remedy the items identified by the EPA. The Trust does not anticipate that it will be liable for or will have to fund the costs of the proceeding, although those costs will reduce cash flow from the Project.

Item 5. Other Information

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations or business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates certain Projects on behalf of the Trust, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.


Item 6. Exhibits and Reports on Form 8-K

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




                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)