Form 10-Q
period 1999-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1999-08-16
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

Item 1. Financial Statements


                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 1999

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                 June 30,      December 31,
                                                  1999             1998
                                               ------------    ------------
                                                (unaudited)
Assets:
Cash and cash equivalents ..................   $  1,099,309    $  2,021,168
Accounts receivable, trade .................      1,201,724         617,973
Due from affiliates ........................        246,618         377,710
Other assets ...............................         49,553          57,975
                                               ------------    ------------
  Total current assets .....................      2,597,204       3,074,826
                                               ------------    ------------
Investments:
Maine Hydro Projects .......................      6,471,950       6,217,289
Maine Biomass Projects .....................      6,121,321       6,306,818
Santee River Rubber ........................      4,382,242       4,501,357
Electric power equipment
 held for resale ...........................        455,182         455,182

Plant and equipment ........................     16,651,406      16,359,211
Accumulated depreciation ...................     (2,535,002)     (2,073,744)
                                               ------------    ------------
                                                 14,116,404      14,285,467
                                               ------------    ------------

Electric power sales contract ..............      8,338,040       8,338,040
Accumulated amortization ...................     (1,780,013)     (1,502,081)
                                               ------------    ------------
                                                  6,558,027       6,835,959
                                               ------------    ------------

Spare parts inventory ......................        746,178         746,178
Debt reserve fund ..........................        650,107         637,108
                                               ------------    ------------
  Total assets .............................   $ 42,098,615    $ 43,060,184
                                               ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt .......   $    743,487    $    651,613
Accounts payable and accrued expenses ......        519,794         563,685
Due to affiliates ..........................        923,447         441,614
                                               ------------    ------------
  Total current liabilities ................      2,186,728       1,656,912

Long-term debt, less current portion .......      3,786,560       4,196,455
Minority interest in the
 Providence Project ........................      5,997,263       6,202,894

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8 shares
 issued and outstanding) ...................     30,231,856      31,098,950
Managing shareholder's accumulated deficit .       (103,792)        (95,027)
                                               ------------    ------------
  Total shareholders' equity ...............     30,128,064      31,003,923
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 42,098,615    $ 43,060,184
                                               ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Six Months Ended              Three Months Ended
                          -------------------------    -----------------------
                            June 30,      June 30,      June 30,       June 30,
                             1999          1998          1999            1998
                          -----------   -----------   -----------   -----------

Net sales ..............  $ 3,486,909   $ 3,431,187   $ 1,785,510   $ 1,727,715
Sublease income ........      184,500       184,500        92,250        92,250
                          -----------   -----------   -----------   -----------
  Total revenues .......    3,671,409     3,615,687     1,877,760     1,819,965

Cost of sales ..........    3,086,051     2,410,903     1,564,062     1,286,799
                          -----------    -----------    ----------  -----------

Gross profit ...........      585,358     1,204,784       313,698       533,166

General and
 administrative
 expenses ..............      351,449       341,795      168,818        154,798
Management fee .........      233,634       560,142      116,817        280,071
Project due diligence
 costs .................         --          19,169         --           19,169
Other expenses .........        4,780        10,022        4,780          2,928
                          -----------   -----------  -----------    -----------
Total other operating
 expenses ..............      589,863       931,128      290,415        456,966
                          -----------   -----------  -----------    -----------
Income (loss) from
 operations ............       (4,505)      273,656       23,283         76,200
                          -----------   -----------  -----------    -----------

Other income (expense):
  Interest income ......       45,576       276,254       22,004        112,857
  Interest expense .....     (226,406)     (255,406)    (111,303)      (125,976)
  Income from Maine
   Hydro Projects ......      654,661       687,540      117,526        361,010
  Income from Santee
   River Rubber ........       63,835          --         71,267           --
  Loss from Maine
   Biomass Projects ....     (410,497)     (311,033)    (242,094)       (43,176)
                          -----------   -----------  -----------    -----------
Net other income (loss)        127,169      397,355     (142,600)       304,715
                          -----------   -----------  -----------    -----------
Income (loss) before
 minority interest .....      122,664       671,011     (119,317)       380,915

Minority interest
 in the earnings of the
 Providence Project ....      (83,452)     (250,071)     (18,149)      (109,189)
                          -----------   -----------  -----------    -----------
Net income (loss) ......  $    39,212   $   420,940  $  (137,466)   $   271,726
                          -----------   -----------  -----------    -----------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                              Managing
                            Shareholders     Shareholder        Total
                            ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ......   $ 31,098,950    $    (95,027)   $ 31,003,923

Cash distributions ......       (905,914)         (9,157)       (915,071)

Net income for the period         38,820             392          39,212
                            ------------    ------------    ------------
Shareholders' equity,
 June 30, 1999 ..........   $ 30,231,856    $   (103,792)     30,128,064
                            ------------    ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Six Months Ended
                                                   ----------------------------
                                                  June 30, 1999    June 30, 1998
                                                   ------------    ------------
Cash flows from operating activities:
Net income .....................................   $     39,212    $    420,940
                                                   ------------    ------------
Adjustments  to  reconcile  net  income
 to net cash  flows  from  operating
 activities:
 Depreciation and amortization .................        739,190         596,566
 Minority interest in earnings of the
  Providence Project ...........................         83,452         250,071
 Income from unconsolidated Maine Hydro Projects       (654,661)       (687,540)
 Loss from unconsolidated Maine Biomass Projects        410,497         311,033
 Income from unconsolidated Santee River Rubber         (63,835)           --
 Changes in assets and liabilities:
  Increase in accounts receivable, trade .......       (583,751)       (456,076)
  Decrease in due from affiliates ..............        131,092          78,586
  Decrease (increase) in other assets ..........          8,422         (54,838)
  Decrease in accounts payable and accrued
   expenses ....................................        (43,891)        (45,371)
  Increase (decrease) in due to affiliates .....        481,833        (366,443)
                                                   ------------    ------------
  Total adjustments ............................        508,348        (374,012)
                                                   ------------    ------------
  Net cash provided by operating activities ....        547,560          46,928
                                                   ------------    ------------

Cash flows from investing activities:
 Loans to Maine Biomass Projects ...............       (225,000)       (250,000)
 Distributions from Maine Hydro Projects .......        400,000            --
 Distributions from Santee River Rubber ........        182,950            --
 Capital expenditures ..........................       (292,195)     (1,024,515)
 Deferred due diligence costs ..................           --          (252,095)
                                                   ------------    ------------
 Net cash provided by (used in) investing
  activities ...................................         65,755      (1,526,610)
                                                   ------------    ------------
Cash flows from financing activities:
 Cash distributions to shareholders ............       (915,071)     (1,878,320)
 Payments to reduce long-term debt .............       (318,021)       (289,019)
 Increase in debt reserve fund .................        (12,999)           --
 Distribution to minority interest .............       (289,083)       (342,382)
                                                   ------------    ------------
 Net cash used in financing activities .........     (1,535,174)     (2,509,721)
                                                   ------------    ------------

Net decrease in cash and cash equivalents ......       (921,859)     (3,989,403)

Cash and cash equivalents, beginning of year ...      2,021,168      11,086,281
                                                   ------------    ------------

Cash and cash equivalents, end of period .......      1,099,309    $  7,096,878
                                                   ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Maine Biomass Projects

In the first six months of 1999, the Trust loaned $225,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust V, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $450,000 in the first six months of 1999 to the Maine Biomass Projects with the same terms.

The Maine Biomass Projects were operated by Indeck Operations, Inc., an affiliate of the members of the Maine Biomass Projects. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract of March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects

3.  Providence EPA Matter

In June 1999, Ridgewood Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, settled the administrative proceeding brought by the Region I office of the U.S. Environmental Protection Agency ("EPA") for approximately $86,000. As previously disclosed the charges related to alleged recordkeeping, training documentation and tank labelling violations and did not relate to any discharge of pollutants or direct danger to the environment.

4.  Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                               Six months ended June 30,
                                   1999         1998
Total revenue ...............   $2,861,095    3,037,670
Depreciation and amortization      550,907      544,715
Income from operations ......    1,349,818    1,380,957
Net income ..................    1,309,321    1,396,401

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                               Six months ended June 30,
                                   1999         1998
Total revenue ...............   $ 575,230      646,167
Depreciation and amortization      90,415       90,415
Loss from operations ........    (774,807)    (617,015)
Net loss ....................    (820,995)    (626,815)

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

Results of Operations

In the second quarter of 1999, the Trust had total revenue of $1,878,000, which is comparable with total revenue of $1,820,000 in the same period in 1998. Total revenues for the first six months of 1999 of $3,671,000 were also comparable with total revenue of $3,616,000 in the same period in 1998. Cost of sales increased to $1,560,000 in the second quarter of 1999 ($3,082,000 in the first six months of 1999) from $1,286,000 in the same period in 1998 ($2,411,000 in the first six months of 1998) as a result of higher engine maintenance costs at the Providence Project. A portion of the increase in maintenance costs resulted from an engine failure in the first quarter of 1999.

General and administrative expenses in the second quarter of 1999 of $169,000 were comparable with the $155,000 recorded in the same period in 1998. General and administrative expenses for the first six months of 1999 of $351,000 were comparable with the $342,000 recorded in the same period in 1998. The management fee decreased from $280,000 in the second quarter of 1998 ($560,000 in the first six months of 1998) to $117,000 in the same period in 1999 ($234,000 in the first six months of 1999) as a result of the Managing Shareholder's decision to voluntarily waive one-half of its management fee for an indefinite period.

Interest income declined by $89,000 from $113,000 in the second quarter of 1998 to $24,000 in the second quarter of 1998 due to the lower average cash balances. The decline in interest income from $276,000 for the six months ended June 30, 1998 to $46,000 for the same period was also due to lower cash balances. Interest expense was reduced from $126,000 in the second quarter of 1998 ($255,000 for the first six months of 1998) to $111,000 in the second quarter of 1999 ($226,000 for the first six months of 1999) due to lower borrowings outstanding at the Providence Project.

Equity income from the Maine Hydro Projects decreased from $361,000 in the second quarter of 1998 to $118,000 in the same period in 1999 due to lower production because of below-average river flows. However, river flows were higher than average in the first three months of 1999 resulting in comparable results for the first six months of 1999 and 1998 ($655,000 for the first six months of 1999 compared to $688,000 for the first six months of 1998).

The equity loss from the shut-down Maine Biomass Projects increased from $43,000 in the second quarter of 1998 ($311,000 for the first six months of 1998) to $242,000 in the second quarter of 1999 ($410,000 for the first six months of 1999) due to lower revenues from the sale of installed capacity at the plants and additional maintenance costs incurred to prepare the plants for limited summer operations.

The Trust recorded income from its equity interest in the Santee River Rubber project of $71,000 and $64,000 in the second quarter and first six months of 1999, respectively. The Trust acquired its investment in Santee River Rubber in the third quarter of 1998. The Santee River Rubber project is expected to begin operations in the last quarter of 1999.

The decrease in the minority interest in the earnings of the Providence Project from $109,000 in the second quarter of 1998 ($250,000 for the first six months of 1998) to $18,000 in the second quarter of 1999 ($83,000 for the first six months of 1999) is a result of lower earnings from the Providence Project caused primarily by higher maintenance costs.

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

The Managing Shareholder announced a change of distribution policy in May 1999. Distributions to Investors from the Trust, which had been made on a monthly basis, are now made on a quarterly basis in order to reduce administrative burdens.

In addition, the Managing Shareholder reduced the Trust's distribution rate per share to $1,000 per quarter, equal to a 4% distribution rate per year. The rate paid in 1998 was 6% per year. The reduction is expected to continue at least into early 2000. The Managing Shareholder also has voluntarily waived one-half of its management fee (approximately $39,000 per month) beginning in January 1999. The Managing Shareholder is not obligated to continue the waiver and may end it at any time in its sole discretion. The Trust anticipates that the Santee River and Maine Biomass plants will begin to make significant contributions to cash flow in mid- to-late 2000, which might permit an increase in distributions at that time. However, the Trust cannot assure that these results will occur or that the distribution rate will be maintained or increased.

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

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June 1999, Ridgewood Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, settled the administrative proceeding brought by the Region I office of the U.S. Environmental Protection Agency ("EPA") for approximately $86,000. As previously disclosed in the Trust's Annual Report on Form 10-K for 1998, the charges related to alleged recordkeeping, training documentation and tank labelling violations and did not relate to any discharge of pollutants or direct danger to the environment.

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

                        RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant





August 13, 1999                 By /s/ Martin V. Quinn
Date                            Martin V. Quinn
                                Senior  Vice   President  and  Chief   Financial
                                Officer (signing on behalf of the Registrant and
                                as principal financial officer)