Form 10-Q
period 1999-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 1999-11-12
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 1999

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                September 30,   December 31,
                                                   1999             1998
                                                ------------    ------------
                                                 (unaudited)
Assets:

Cash and cash equivalents ...................   $    666,692    $  2,021,168
Accounts receivable, trade ..................      1,170,381         617,973
Due from affiliates .........................        133,933         377,710
Other assets ................................        138,355          57,975
                                                ------------    ------------
  Total current assets ......................      2,109,361       3,074,826
                                                ------------    ------------

Investments:
Maine Hydro Projects ........................      6,277,163       6,217,289
Maine Biomass Projects ......................      5,865,602       6,306,818
Santee River Rubber .........................      4,264,512       4,501,357
Electric power equipment held for resale ....        455,182         455,182

Plant and equipment .........................     16,761,288      16,359,211
Accumulated depreciation ....................     (2,765,634)     (2,073,744)
                                                ------------    ------------
                                                  13,995,654      14,285,467
                                                ------------    ------------

Electric power sales contract ...............      8,338,040       8,338,040
Accumulated amortization ....................     (1,918,979)     (1,502,081)
                                                ------------    ------------
                                                   6,419,061       6,835,959
                                                ------------    ------------

Spare parts inventory .......................        746,178         746,178
Debt reserve fund ...........................        657,987         637,108
                                                ------------    ------------
  Total assets ..............................   $ 40,790,700    $ 43,060,184
                                                ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ........   $    700,058    $    651,613
Accounts payable and accrued expenses .......        447,622         563,685
Due to affiliates ...........................        695,053         441,614
                                                ------------    ------------
  Total current liabilities .................      1,842,733       1,656,912

Long-term debt, less current portion ........      3,665,186       4,196,455
Minority interest in the Providence Project .      5,988,840       6,202,894

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8 shares issued and
    outstanding) ............................     29,406,067      31,098,950
Managing shareholder's accumulated deficit ..       (112,126)        (95,027)
                                                ------------    ------------
  Total shareholders' equity ................     29,293,941      31,003,923
                                                ------------    ------------

  Total liabilities and shareholders' equity    $ 40,790,700    $ 43,060,184
                                                ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Nine Months Ended          Three Months Ended
                       --------------------------    --------------------------
                             September 30,                 September 30,
                          1999           1998          1999            1998
                       -----------    -----------    -----------    -----------

Net sales ..........   $ 5,325,510    $ 5,123,329    $ 1,838,601    $ 1,692,142
Sublease income ....       276,750        276,750         92,250         92,250
                       -----------    -----------    -----------    -----------
  Total revenues ...     5,602,260      5,400,079      1,930,851      1,784,392

Cost of sales ......     4,608,550      3,618,948      1,522,499      1,208,045
                       -----------    -----------    -----------    -----------

Gross profit .......       993,710      1,781,131        408,352        576,347

General and
 administrative
 expenses ..........       503,598        502,766        152,149        160,971
Management fee .....       350,451        840,213        116,817        280,071
Project due
 diligence costs ...          --          230,809           --          211,640
Other expenses .....        15,036         10,983         10,256          8,055
                       -----------    -----------    -----------    -----------
Total other
 operating expenses        869,085      1,584,771        279,222        660,737
                       -----------    -----------    -----------    -----------

Income (loss) from
 operations ........       124,625        196,360        129,130        (84,390)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
Interest income ....       142,450        329,150         96,874         52,896
Interest expense ...      (333,816)      (377,844)      (107,410)      (122,438)
Income (loss) from
 Maine Hydro
 Projects ..........       459,874        583,737       (194,787)      (103,803)
Loss from Maine
 Biomass Projects ..      (666,216)      (434,502)      (255,719)      (123,469)
Income from Santee
 River Rubber ......       104,583           --           40,748           --
                       -----------    -----------    -----------    -----------
  Net other income
 (loss) ............      (293,125)       100,541       (420,294)      (296,814)
                       -----------    -----------    -----------    -----------

Income (loss) before
 minority interest .      (168,500)       296,901       (291,164)      (381,204)

Minority interest
 in the earnings of
 the Providence
 Project ...........      (144,443)      (359,212)       (60,991)      (109,141)
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $  (312,943)   $   (62,311)   $  (352,155)   $  (490,345)
                       -----------    -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                         Shareholders     Shareholder      Total
                         ------------    ------------   ------------


Shareholders' equity,
 December 31, 1998 ..   $ 31,098,950    $    (95,027)   $ 31,003,923

Cash distributions ..     (1,383,069)        (13,970)     (1,397,039)

Net loss for the
 period .............       (309,814)         (3,129)       (312,943)
                        ------------    ------------    ------------
Shareholders' equity,
 September 30, 1999 .   $ 29,406,067    $   (112,126)   $ 29,293,941
                        ------------    ------------    ------------



































          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months Ended
                                                ----------------------------
                                               September 30,    September 30,
                                                     1999          1998
                                                ------------    ------------
Cash flows from operating activities:
Net loss ....................................   $   (312,943)   $    (62,311)
                                                ------------    ------------

Adjustments  to  reconcile  net
 loss  to net  cash  flows  from
 operating activities:
 Depreciation and amortization ..............      1,108,788         950,626
 Minority interest in earnings of
  the Providence Project ....................        144,443         359,212
 Loss from unconsolidated Maine
  Hydro Projects ............................       (459,874)       (583,737)
 Loss from unconsolidated Maine
  Biomass Projects ..........................        666,216         434,502
 Income from unconsolidated Santee
  River Rubber ..............................       (104,583)           --
 Changes in assets and liabilities:
 Increase in accounts receivable,
  trade .....................................       (552,408)       (459,911)
 Decrease (increase) in due from
  affiliates ................................        243,777         (34,770)
 Increase in other assets ...................        (80,380)        (68,641)
 Decrease in accounts payable and
  accrued expenses ..........................       (116,063)        (10,083)
 Increase (decrease) in due to
  affiliates ................................        253,439        (244,128)
                                                ------------    ------------
    Total adjustments .......................      1,103,355         343,070
                                                ------------    ------------
    Net cash provided by operating activities        790,412         280,759
                                                ------------    ------------

Cash flows from investing activities:
Investment in Santee River Project ..........           --        (4,469,650)
Loans to Maine Biomass Projects .............       (225,000)       (250,000)
Distributions from Maine Hydro Projects .....        400,000         299,999
Distributions from Santee River Rubber ......        341,428            --
Capital expenditures ........................       (402,077)     (1,460,541)
Deferred due diligence costs ................           --            27,159
                                                ------------    ------------
    Net cash provided by (used in)
     investing activities ...................        114,351      (5,853,033)
                                                ------------    ------------

Cash flows from financing activities:
Cash distributions to shareholders ..........     (1,397,039)     (2,694,924)
Payments to reduce long-term debt ...........       (482,824)       (438,794)
Increase in debt reserve fund ...............        (20,879)           --
Distribution to minority interest ...........       (358,497)       (532,102)
                                                ------------    ------------
    Net cash used in financing activities ...     (2,259,239)     (3,665,820)
                                                ------------    ------------

Net decrease in cash and cash equivalents ...     (1,354,476)     (9,238,094)

Cash and cash equivalents, beginning of year       2,021,168      11,086,281
                                                ------------    ------------

Cash and cash equivalents, end of period ....   $    666,692    $  1,848,187
                                                ------------    ------------






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

2.  Maine Biomass Projects

In the first six months of 1999, the Trust loaned an additional $225,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). At September 30, 1999, the total amount loaned by the Trust was $600,000 and is recorded as an increase to the trust's investment in the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust V, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $450,000 in the first six months of 1999 to the Maine Biomass Projects with the same terms.

The Maine Biomass Projects were operated by Indeck Operations, Inc., an affiliate of the members of the Maine Biomass Projects. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract of March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects

3.  Providence EPA Matter

In June 1999, Ridgewood Providence Power Partners, L.P. ("RPPP"), a limited partnership through which the Trust owns its limited partnership interest in the Providence Project, settled the administrative proceeding brought by the Region I office of the U.S. Environmental Protection Agency ("EPA") for approximately $86,000. As previously disclosed the charges related to alleged recordkeeping, training documentation and tank labeling violations and did not relate to any discharge of pollutants or direct danger to the environment.

4.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                             Nine months ended September 30,
                                    1999          1998
Total revenue ...............   $3,195,185   $3,580,482
Depreciation and amortization      829,079      817,200
Income from operations ......      973,485    1,141,168
Net income ..................      919,748    1,167,472

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                             Nine months ended September 30,
                                     1999          1998
Total revenue ...............   $   925,326    $ 1,198,098
Depreciation and amortization       135,623        135,623
Loss from operations ........    (1,260,333)      (837,629)
Net loss ....................    (1,332,431)      (869,004)

Summary results of operations for the Santee River Rubber project, which is accounted for under the equity method, were as follows:

                            Nine months ended September 30, 1999
Total revenue ...............   $      --
Depreciation and amortization          --
Net loss ....................    (1,080,000)

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

Results of Operations

In the third quarter of 1999, the Trust had total revenue of $1,931,000, which is comparable with total revenue of $1,784,000 in the same period in 1998. Total revenues for the first nine months of 1999 of $5,602,000 were also comparable with total revenue of $5,400,000 in the same period in 1998. Cost of sales increased to $1,522,000 in the third quarter of 1999 ($4,609,000 in the first nine months of 1999) from $1,208,000 in the same period in 1998 ($3,619,000 in the first nine months of 1998) as a result of higher engine maintenance costs at the Providence Project. A portion of the increase in maintenance costs resulted from an engine failure in the first quarter of 1999.

General and administrative expenses in the third quarter of 1999 of $152,000 were comparable with the $161,000 recorded in the same period in 1998. General and administrative expenses for the first nine months of 1999 of $504,000 were comparable with the $503,000 recorded in the same period in 1998. The management fee decreased from $280,000 in the third quarter of 1998 ($840,000 in the first nine months of 1998) to $117,000 in the same period in 1999 ($350,000 in the first nine months of 1999) as a result of the Managing Shareholder's decision to voluntarily waive one-half of its management fee. The Managing Shareholder will resume taking the full fee in the fourth quarter of 1999.

Interest income declined by $187,000 from $329,000 in the first nine months of 1998 to $142,000 in the same period of 1999 due to the lower average cash balances. Interest expense was reduced from $122,000 in the third quarter of 1998 ($378,000 for the first nine months of 1998) to $107,000 in the third quarter of 1999 ($334,000 for the first nine months of 1999) due to lower borrowings outstanding at the Providence Project.

The equity loss from the Maine Hydro Projects increased from $104,000 in the third quarter of 1998 to $195,000 in the same period in 1999 due to lower production because of below-average river flows. The below-average river flows also reduced equity income for the first nine months of 1999 ($460,000 for the first nine months of 1999 compared to $584,000 for the first nine months of
1998).

The equity loss from the shut-down Maine Biomass Projects increased from $123,000 in the third quarter of 1998 ($435,000 for the first nine months of 1998) to $256,000 in the third quarter of 1999 ($666,000 for the first nine months of 1999) due to lower revenues from the sale of installed capacity at the plants and additional costs incurred to prepare the plants for limited operations.

The Trust recorded income from its equity interest in the Santee River Rubber project of $41,000 and $105,000 in the third quarter and first nine months of 1999, respectively. The Trust acquired its investment in Santee River Rubber in the third quarter of 1998. The Santee River Rubber project is expected to begin operations in the last quarter of 1999.

The decrease in the minority interest in the earnings of the Providence Project from $109,000 in the third quarter of 1998 ($359,000 for the first nine months of 1998) to $61,000 in the second quarter of 1999 ($144,000 for the first nine months of 1999) is a result of lower earnings from the Providence Project caused primarily by higher maintenance costs.

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

In addition, the Managing Shareholder reduced the Trust's distribution rate per share to $1,000 per quarter, equal to a 4% distribution rate per year. The rate paid in 1998 was 6% per year. The reduction is expected to continue at least into early 2000. The Managing Shareholder also has voluntarily waived one-half of its management fee (approximately $39,000 per month) beginning in January 1999. The Managing Shareholder was not obligated to continue the waiver and it ended in the fourth quarter of 1999. The Trust anticipates that the Santee River and Maine Biomass plants will begin to make significant contributions to cash flow in mid- to-late 2000, which might permit an increase in distributions at that time. However, the Trust cannot assure that these results will occur or that the distribution rate will be maintained or increased.

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

Year 2000 remediation

Please refer to the Trust's disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998, at "Item 7 - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Trust. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Trust's projects have been reviewed by an outside consultant or by personnel from RPMCo, who determined that the project's electronic control systems do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws.

No other material changes to the risks to the Trust described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust continues to be that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears.

                          PART II - OTHER INFORMATION

Item 5. Other Information

Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


November 11, 1999               By /s/ Martin V. Quinn
Date                            Martin V. Quinn
                                Senior  Vice   President  and  Chief   Financial
                                Officer (signing on behalf of the Registrant and
                                as principal financial officer)