Form 10-K
period 1999-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2000-04-14
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 14, 2000 was $47,680,000.

Exhibit Index is located on page __.

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

(a)  General Development of Business.

     Ridgewood Electric Power Trust IV, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects") and similar capital projects in the environmental and infrastructure areas (also "Projets").
Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on September 30, 1996. It raised approximately
$47,680,000. Net of offering fees, commissions and expenses, the offering provided approximately $39,500,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has 956 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested approximately $29.2 million of its funds to the acquisition of interests in four Independent Power Projects, capital equipment and in a used tire reprocessing facility.

     The Trust is organized to be similar to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. For information about the merger of Ridgewood Power Corporation, the prior Managing Shareholder, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

      In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust and as to most acquisitions. The Managing Shareholder is not regularly elected by the owners of the Investor Shares (the "Investors"). The Managing Shareholder and the Independent Trustees meet together as the Board of the Trust and take certain actions, such as approval of the management agreement with the Managing Shareholder and approval of acquisitions with related parties. The Board of the Trust also provides general supervision and review of the Managing Shareholder but does not have the power to take action on its own. The Independent Trustees do not have any management or administrative powers over the Trust or its property other than as expressly authorized or required by the Declaration of Trust (the "Declaration").

     The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10 - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

 The following chart summarizes some of these relationships.

Ridgewood Electric Power Trust IV and certain affiliates
(some entities and relationships omitted)

              Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the      funds &
                           ("Ridgewood        x         Growth Fund    marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
("Power I") ("Power II") (Power III") (the     ("Power V") " Growth    x
                                       "Trust")              Fund")    x
                                                                          x
                                          ________________________________X__
                                          x                                  x
                                          x                                  x
                                   Ridgewood Capital          Ridgewood Capital
                                   Venture Partners         Venture Partners II
                                            (the "Venture Capital Funds")





     The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 24, 1995, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On March 24, 1995 the election and registration became effective. Effective October 3, 1996, the
Trust, with the approval of the Investors, withdrew its election to be a business development company so that it could make investments together with other programs sponsored by the Managing Shareholder without requesting exemptive relief from the Securities and Exchange Commission. The Trust covenanted to comply with most of the substantive restrictions on business development companies, other than certain transactions with affiliated persons.

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

     The Project burns methane gas (the major component of natural gas) generated by the decomposition of garbage in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Corporation with a 22 year term remaining.

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

     Since the Trust purchased the Project in April 1996, average output from the original eight engine-generator sets has risen by approximately 25% from 9.2 Megawatts in the first three months of 1996 to 12.2 Megawatts in December 1996 and 11.5 Megawatts in 1997. Since August 1997, sales have approached the 12.0 Megawatt maximum under the Power Contract. In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity by approximately 12%, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract. Net earnings from the Project (less the minority interest of Ridgewood Power III) for 1999 totalled $310,000, down from $530,000 for 1998. The decrease reflected higher 1999 expenditures for equipment maintenance and loss of income resulting from the unscheduled outage of two engines.

(ii) California Pumping Project

     On December 31, 1995, the Trust purchased a package of 11 irrigation service engines which have an aggregate power output equivalent to 1.2 Megawatts (the "California Pumping Project") located in Ventura County, California, for a cash purchase price of approximately $354,000. The Trust purchased the Project from Ridgewood Power III for the same price paid by Ridgewood Power III for the assets to the unaffiliated seller. In 1996, the Trust bought 9 additional engines with a rated equivalent capacity of 1.2 Megawatts from unaffiliated sellers at a price of $344,000. The total investment in the Project at December 31, 1999, after accounting for depreciation, was $442,000.

     The California Pumping Project has been operating since 1992 and uses 20 natural-gas-fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives at a price which represents a discount from the equivalent price the customers would have paid to purchase electric power.

     Until October 1998, the Trust had a management contract with the prior operator of the Project that provided that the operator's compensation was based on the amount of pumping power provided by each engine, computed on the basis of the equivalent amount of kilowatt-hours of electricity that would have been needed to provide that amount of pumping power. Until January 1998, the Trust received all cash flow from the engines up to $.02 per equivalent kilowatt-hour for the first 3,000 kilowatt-hours per year, and $.01 per additional kilowatt-hour in that year. The operator, who was responsible for all operating costs, received the remainder. Beginning in January 1998, the Trust received one-half of revenues after deduction of a 6/10 cent per equivalent kilowatt-hour maintenance fee and costs of fuel for the engines. In October 1998 the Trust and the operator terminated the management agreement and the Trust paid the operator $94,000 to reimburse it for installation costs advanced by the operator. RPMCo has operated the Project since that time.

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

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. Certain of the contracts are subject to price redeterminations in 2001 based on the Maine Public Utilities Commission's computations of avoided cost.

     The Trust's net equity in the income of the Maine Hydro Projects for 1999 was $849,000 (a 15.0% return on equity), up from $658,000 (a 10.6% return on equity) in 1998.

     The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. In 1999, the operator was paid a total of $323,000 for operating and incentive fees, down from $429,000 in 1997. The agreements has a five-year term, expiring on June 30, 2001, and can be extended for two additional five-year terms by mutual consent.

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

     The junior membership interest in Indeck Maine is owned by Indeck Energy Services, Inc. ("Indeck"). The preferred membership interest entitles the Trust and Ridgewood Power V to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Ridgewood Power V together and 75% to Indeck unless the Trust and Ridgewood Power V recover their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power V and (b) Indeck.

     Under Indeck Maine's amended operating agreement, if the Trust and Ridgewood Power V did not receive annual distributions at least equal to the 18% preferred return requirement or if Indeck Maine, after a cure period, failed to make distributions to them in accordance with the operating agreement, they had the right to designate a majority of the managers of Indeck Maine. Under that arrangement, until March 1999 Indeck Operations, Inc., an affiliate of Indeck, managed the plant and was reimbursed for its costs. In addition, the three managers nominated by the original Indeck Maine members received aggregate annual fees of $300,000 and certain other fees were payable to Indeck affiliates. The management agreement could be terminated on notice if the Trust and Ridgewood Power V obtained the right to designate a majority of the managers of Indeck Maine.

     The Trust, Power V and Indeck agreed, effective March 1, 1999, to terminate the arrangements described above and to transfer operating control of the Projects to the Trust and Ridgewood Power V. This has occurred and the Trust and Ridgewood Power V have engaged RPMCo to operate the two Projects. RPMCo is doing so and charges its expenses to Indeck Maine at its cost.

         Each of the projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's function is to run the New England electric grid in the most reliable way possible and to reduce electric costs and uncertainties. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc., an independent, non-profit management company.

     Under current economic conditions, the Maine Biomass Projects would not be profitable if they were operated as "base load" plants that run most of the time. Instead, they are operated as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Projects are shut down but are capable of being restarted on five to ten days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," a measurement of the rated ability of a generating plant to create electric power. Plants are credited with installed capability whether or not they run. For an additional discussion of installed capability and other concepts related to electricity pricing, see (3) - Plant Operation, below. Each distribution utility that is a member of NEPOOL must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or may auction it through the ISO. The Maine Biomass plants sold installed capability throughout 1999 under short-term bilateral contracts and thus earned revenues (approximately $733,000) without generating material amounts of electric power. Prices for installed capability have tended to decline slightly from 1999 to 2000, which may reflect seasonal variations in demand for capability but which may also reflect maturation of the market and the startup or anticipated startup of several new generating stations in New England, which would increase the supply of installed capability.

     In addition, the Maine Biomass Projects operated on approximately seven days in June, July, October and December 1999 on dispatch by the ISO. As described below at Item 1(c)(3) - Plant Operation, the Projects have claimed that the ISO owes them approximately $14 million for the electricity products they provided on those days and the ISO has claimed that no material revenues at all are due to the Projects. A description of these disputes is found below.

     The cost to the owners of Indeck Maine for maintaining the facilities in operable condition and for fixed costs such as taxes and insurance was approximately $2.5 million for both projects in 1999. Additional variable costs were incurred to run the Projects on the days they were dispatched by the ISO and on days on which capability or air quality tests were run.

         Indeck Maine funded the approximately $2.2 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans ($525,000 in 1998), Ridgewood Power V also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness. Neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Ridgewood Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(v) Santee River Rubber Company

         The Trust and Power V have purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River is building a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Power V purchased the interest through a limited liability company owned one-third by the Trust and two-thirds by Power V. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $4,490,000 and Power V provided the remaining $8,980,000 of the price.

         The Facility is designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The Facility basically freezes the tires, using liquid nitrogen obtained from a nearby air-processing plant, shatters the frozen rubber into small pieces, and grinds and processes the pieces to remove tire cord, steel belts and other non-rubber materials. The product is crumb-like pieces of rubber. The processing system includes both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. Santee River believes that the final crumb rubber product will be fine enough for use in manufacturing new tires or to replace virgin rubber in many applications. The Facility is being constructed on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by Santee River. The Site is mortgaged as security for the bonds issued for the Facility.

     Construction was substantially completed in February 2000 and the Facility is now undergoing testing. Some remedial work is underway and the Trust currently expects the testing period to end in early summer 2000, after which the Facility will go into limited operations. Operation at full capacity is expected to begin in late summer 2000.

     Until January 2000, Santee River paid the Trust and Power V a fixed distribution of 12% per year on $11,500,000 of the total capital they contributed. The Trust and Power V are entitled to a cumulative annual distribution preference equal to 12% of contributed capital from January 2000 until operations begin. The Trust does not anticipate any payment of that preference until the Project has significant cash flow from operations. After operations begin, the preferred membership interest entitles the Trust and Power V to receive all available operating cash flow annually from Santee River after payment of debt service and other obligations until the Trust receives a cumulative 20% annual return on its capital investment. Thereafter, the Trust and Power V are entitled to receive 25% of any remaining operating cash flow available for distribution in that year from Santee River. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power V and (b)the other owner of Santee River. All amounts and tax items the Trust and Power V receive from Santee River are shared one-third by the Trust and two-thirds by Power V, with neither having any preference over the other. The Trust and Power V have the joint right to designate two of the five managers of Santee River and have the further right to remove a third manager and designate a successor in the event of certain defaults under Santee River's Operating Agreement. The remaining equity interest in Santee River is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc.
("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Facility that EPS generated prior to this transaction. Until a default, EPS has the right to designate three managers of Santee River.

         Santee River estimates that approximately $52,680,000 will be needed to construct the Facility and begin operations. After paying costs of the financing (which included a $167,000 payment to the Trust and a $333,000 payment to Power V from Santee River to defray the trusts' transaction costs), Santee River had approximately $16,500,000 available. At the same time as it sold the Trust and Power V their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers. It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

         The Facility is being constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor's obligations under the Construction Contract will be guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the Construction Contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Facility operation. A pilot facility was completed in February 1999 for testing of the equipment and processes and product from the pilot facility met or exceeded specifications. Further testing is necessary before any conclusion can be drawn as to the feasibility of the equipment and processes.

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

         EPS on behalf of Santee River has obtained short term crumb rubber sales contracts for approximately 30% of the Facility's expected output with several major rubber products manufacturers. Each contract is contingent upon successful testing of the Facility's output.

         EPS provides administrative services to Santee River during the construction and operation of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is otherwise affiliated with or has any material relationship with the Trust, Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

         The Trust has substantially completed its investment program.

Project Operation.

        The Trust, through the Managing Shareholder, operates the Providence Project, the California Pumping Project (since October 1, 1998) and the Maine Biomass Projects (since March 1, 1999). The Managing Shareholder has organized RPMCo to provide operating management for facilities operated by its investment programs. See Item 10 - Directors and Executive Officers of the Registrant for further information regarding the Operation Agreement and RPMCo. The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc. (formerly known as Consolidated Hydro, Inc.), which owns other hydroelectric facilities in the region. Until October 1998, the California Pumping Project was managed by HEP, Inc., its former developer, and until March 1999 the Maine Biomass Plants were managed by their former owner, Indeck Maine.

        The Trust's decisions to purchase electric generating Projects in New England were driven in part by the relatively high prices paid for energy in the region and a shortage of generating capacity caused in large part by the shutdown of four large nuclear power plants previously owned by Northeast Utilities, Inc. and other utilities for regulatory and safety violations. See the discussion at (4) - Trends in the Electric Utility and Independent Power Industries and (5) - Competition below for information regarding proposed capacity additions and cost factors that may offset that shortage.

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

     (i) Providence and Maine Hydro Projects. The Providence and Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term power purchase agreements ("Power Contracts") with their local distribution utilities. Under the Power Contracts for the Providence and Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels)at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied.

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

     The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Projects have a very limited ability to store water during high flows for use at low flow periods. As a result, these Projects are unable to earn capacity payments and are often unable to produce high output in the peak summer and winter months when spot electricity rates are highest. Instead, they produce electric energy and sell it as generated at the fixed rates provided in the Power Contracts. Distributions of net cash flow from the Maine Hydro Projects, whose financial statements are not consolidated with those of the Trust, are not treated as operating revenues. Instead they are considered to be income from investments to the extent of net earnings and as a return of capital otherwise.

         The Providence and Maine Hydro Projects use landfill gas or hydroelectric energy and are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams and output has varied in the range of 30% over or 25% below the average output from 1987 through 1997. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

         (ii)  Maine Biomass plants

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

         Although the Maine Biomass Projects are Qualifying Facilities, they do not have long-term Power Contracts and sell their capacity and output on the market. In 1999, NEPOOL instituted a somewhat competitive market, managed by the ISO, for generators to sell capacity and output to utilities and other entities that distribute electricity ("loads"). Generators may sell directly to loads on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis (monthly for installed capability), bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules. In 1999, seven "electrical products" were bought and sold on the ISO's market. In addition to installed capability and energy (the power actually used by consumers), the market included four types of reserves (basically, the ability to turn on or increase the operating rate of electric generators within specified times to provide additional power quickly) and automatic generation control (a related ability).

     The Maine Biomass Projects submitted offers to sell their electrical products for the summer of 1999 at relatively high prices with the expectation that the plants would be called upon by ISO only in the most extreme conditions. This strategy was necessary because of the relatively high costs of operating the plants without a long-term base load contract. The ISO dispatched the plants to run on only three days during June 1999 when NEPOOL was short of resources and accepted the Projects' offered prices, which would have entitled the Projects to receive significant revenues for those three days.

     In early July 1999, the ISO informed NEPOOL members that it would pay lower prices than those posted on its market Website on those three days in June. After considering ISO's stated reasons for reducing the posted prices and ISO's actions during June, RPMCo concluded that ISO was determined to intervene in the markets and to prevent prices from rising to clearing levels during shortage periods. This would prevent profitable operation of the Projects. Accordingly, RPMCo revised its offer strategy to hold the Maine Biomass Projects off the market for the remainder of the summer and made further revisions at the end of September.

     In early October 1999, the ISO informed RPMCo that a scheduled transmission outage for October 16 and 17 required ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at an high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16 and, if they were paid in accordance with their offer terms, would have received in excess of $2.2 million. In November 1999, the ISO advised RPMCo that it would pay a total of $5,000 for the energy the Projects produced on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

         RPMCo is vigorously disputing all elements of the ISO's arguments for reducing the June and October payments and is preparing to bring a legal action in the appropriate forum.

     The Maine Biomass Projects ran on approximately seven other days during 1999 in order to undergo NEPOOL capacity testing, testing for air pollution control permit requirements or modifications, and to meet ISO dispatch orders on three of those days. On each of the days, the ISO cancelled the orders just before the plants would have begun providing synchronized electricity to NEPOOL. As a result, the plants had to be crewed and restarted but no revenues were earned. RPMCo is also disputing these actions by the ISO.

(iii)    California Pumping Project

     Although drier weather in 1999 increased revenues for the California Pumping Project over 1998 levels, in late 1999 petroleum prices rose sharply because of supply reductions by the Organization of Petroleum Exporting Countries, continued high demand, cold weather and previous drawdowns of inventory. As often occurs when oil prices rise, natural gas fuel prices also rose. Increased demand for natural gas, including use as power station fuel, and cold weather also contributed to the price increases. The price of the Pumping Project's fuel has almost doubled since January 1999. As a result, the California Pumping Project is operating at a loss and is expected to continue at that level unless gas prices fall significantly. Hydrocarbon fuels, such as natural gas, have been generally available in recent years for use by Independent Power Projects, although there have been serious supply impairments for both oil and natural gas at times during the last 20 years. Market prices for natural gas and oil have fluctuated significantly over the last few years and those fluctuations are expected to continue.

(iv)     Santee River Project

         The Santee River Project is expected to begin full scale operation in summer 2000, assuming successful completion of performance tests. The primary raw materials for the Santee River Project are used tires, which are readily available, electricity (purchased from the local rural electric cooperative) and liquid nitrogen for freezing the tires (which is available, as described above, under a long-term contract from a producer of liquid oxygen). Accordingly, the Santee River Project is not currently expected to be subject to unexpected, adverse raw material price changes or supply interruptions.

(v)      General considerations

     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                                Calendar year
                                       1999          1998            1997

New England power Corporation         89.4%           91.0%           90.0%
  (Providence Project)

     Note that - the financial statements of the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Project are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues.

     The major costs of an independent power Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines owned by Bangor Hydro-Electric Company ("Bangor Hydro") to the ISO's transmission facilities. Bangor Hydro's tariffs for transmission and for electricity demand (incurred by the need for start-up electricity at the Maine Biomass Projects) imposed a significant burden on their potential profitability. After extended investigation, the Managing Shareholder and Indeck Operations, Inc. concluded that the Projects were eligible under regulations of the New England Power Pool and ISO-New England to be considered as directly connected to the ISO's "pooled transmission facilities." That status would significantly reduce transmission charges for the Projects. Indeck Maine petitioned the New England Power Pool and ISO-New England to recognize the Projects as being connected to pooled transmission facilities and when those petitions were disapproved, brought administrative complaints in October 1998 before the Federal Energy Regulatory Commission ("FERC") alleging that the failures to recognize the Projects were anti-competitive, in violation of system rules approved by FERC actions and in violation of FERC deregulatory orders. Those complaints were rejected by FERC in February 2000 and RPMCo is considering whether further proceedings with other similarly situated NEPOOL members will be appropriate. Indeck Maine has negotiated a package of tariff amendments and special facilities agreements with Bangor Hydro that would remove most of the tariff disadvantages. Bangor Hydro filed a request for approval of the tariff changes with FERC in March 2000. The special facilities agreements will also require approval by the Maine Public Utility Commission.

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

     Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(6) - Business - Narrative Description of Business Regulatory Matters.

Trends in the Electric Utility and Independent Power Industries

         There are numerous references for further information on the electric power industry. Interested persons may particularly wish to refer to the U.S. Department of Energy's Annual Energy Outlooks and special studies, prepared by the department's Energy Information Administration (the "EIA"). Much of this information is available on EIA's World Wide Web site at http://www.eia.doe.gov under the "Electric" heading. Neither the Department of Energy nor EIA nor any other agency of the United States Government has endorsed or approved the Trust or the Investor Shares and the Trust takes no responsibility for the preparation or content of the Department of Energy's publications.

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

         Without access to transmission capacity, an independent power plant or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). FERC has required that transmission capacity owners or the power pools that operate transmission facilities (such as NEPOOL through the ISO) provide transmission capacity to all generators and power marketers on a non-discriminatory basis pursuant to "open-access" tariffs. FERC in its recent Order 2000 has mandated improvements to the power pool systems. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and independent power plants.

         On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Non-utility wholesale deliveries of electricity have grown vigorously and according to the federal government grew at the rate of 21% per year in the ten years from 1986 to 1996.

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

Retail-level Competition

         An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating Project to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles. Maine, Massachusetts and Connecticut are implementing retail competition in April 2000; Rhode Island has already done so.

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

Price and Cost Pressures

         The pricing pressures that retail and wholesale deregulation are bringing are expected to decrease the marginal cost of electricity. Competition will force utilities and generators to reduce overhead and administrative costs, to trim operation and maintenance costs and to more efficiently buy and use fuel. Further, wholesale and retail deregulation and new generating technologies discussed below are expected to significantly reduce capital costs. For example, electric utilities currently maintain large amounts of generating capacity in reserve to meet peak loads (for example, to serve customers during a heat wave in July). According to the federal government, competition may lead to pricing strategies that reduce these peak loads. Competition may also force utilities to stop maintaining high-cost reserve capacity and to take greater risks. The widening wholesale market for electricity may increase efficiency by allowing utilities and power consumers to obtain distant, lower-cost capacity for reserve purposes rather than maintain local, higher cost, underutilized reserve capacity. Finally, political and economic pressures may induce market regulators such as the ISO to manipulate prices downward. For these and other reasons, the federal government currently estimates that national average electricity rates in real terms (adjusted for inflation) will decline to about 6.3 cents per
kilowatt-hour   in  2015  from  the  1996   average   level  of  7.1  cents  per
kilowatt-hour.

         As these trends continue, high-cost generators will be disadvantaged and may fail. The Trust's small-scale generating plants have tended to have higher per-kilowatt hour costs (except for fuel) than new, large scale generating plants. The fuel cost advantages, if any, of landfill gas, hydroelectricity or waste biomass are thus critical to the competitiveness of the Trust's merchant power plants. To date, the cost of wood chips and other biomass suitable for use at the Maine Biomass Projects is not low enough to allow the Projects to compete for base load contracts.

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

Renewable Power

         The pressures of competition are expected to harm the "renewable power" segment of the industry, which includes the Maine Biomass Projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass, hydroelectric and geothermal plants with very low or zero fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states, including Massachusetts, Connecticut and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Although the Massachusetts and Connecticut requirements were to have gone into effect by spring 2000, delays in writing regulations defining renewable sources have effectively suspended the requirements. The Trust does not anticipate that Massachusetts and Connecticut or the other New England states that are considering such requirements will have requirements for loads to purchase renewable energy before 2001. Because there is yet no substantial enforced demand for renewable energy, these state requirements have not had a material effect on the price of renewable energy. Renewable energy is currently priced almost identically to that of non-renewable energy. It is possible that even after renewable energy requirements come into effect that the price for renewable power will not increase enough to make the Maine Biomass Projects profitable.

Initial Effects of Trends

         Within the last 12 months, several negative trends have developed in the independent power sector. There have been industry-wide moves toward consolidation of participants. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic.

         A second trend has been the continuing divestiture of generating assets by utilities, creating a competitive generating market, especially in New England. Most of the divested plants have been acquired by subsidiaries or affiliates of utilities located outside New England. In effect, a game of musical assets has occurred, with utilities in one area selling their generating assets and using the proceeds, plus borrowings, to purchase the same types of generating assets in different areas of the United States.

     These pressures to acquire suddenly divested assets and to enlarge organizations caused the prices of large generating stations or strategically located generating stations to rise sharply. The Trust elected not to purchase additional generating capacity in New England or elsewhere because the anticipated rates of return at the inflated prices were too low. The Trust currently believes that many owners of large generating stations in New England are currently operating at marginal or negative margins and there is intense pressure on prices for base load contracts as purchasers of power stations attempt to keep their stations running. The competitive pressures have been intensified by the importation of power at peak periods from HydroQuebec and the New York Power Pool and by the construction of several large gas turbine power plants in New England, which have increased base load capacity. The ISO's decision to allow these imports to reduce perceived demand for electricity and thus to depress quoted peak period prices for energy below the cost of the imported electricity has exacerbated these pressures.

         Finally, the ISO's actions to cap prices of reserve products and energy during system peak demand periods have caused RPMCo to take the Maine Biomass Projects offline and have caused at least one other generator company to remove a power plant designed for peak usage periods from New England entirely. Paradoxically, although there is more generation capacity in New England now for non-emergency periods and prices for that capacity are depressed, there is less capacity available for meeting emergency peaks because of the effects of the capped prices. The Trust believes that continued interference with the power market could start a vicious circle of failure and additional price regulation, as emergency capacity shortages cause the ISO to add more controls and more mandatory runtimes to meet reliability needs.

         This may already be occurring. In response to the high prices offered by the Trust and other generators for reserve products in the summer of 1999, and in response to what the ISO believed were flaws in the markets, the ISO requested and obtained approval from FERC in February 2000 to abolish the market for operable capability, to cap the price for other reserves at the energy price and to propose a restructuring of the electric products markets.

         In the long term, there seem to be three primary strategies for non-utility generating plants to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well for the life of those Contracts so long as regulatory or legislative actions do not abrogate the Contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the market. Third, the viability of small Projects or Projects generating electricity from "renewable sources" will depend on favorable legislative and regulatory action unless electricity prices climb sharply.

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

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, are far better capitalized than the Trust.

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

     In May 1999 the Providence Project settled the administrative proceedings against the Providence Project for violations of training, recordkeeping and signage requirements brought by the Environmental Protection Agency ("EPA"). The alleged violations and the proceedings are described at Item 3 - Legal Proceedings, below.

     In February 2000, in response to complaints of odors from the Rhode Island landfill, the EPA ordered the Providence Project, the gas collection company and the state agency owing the landfill to jointly respond in an investigation of the landfill gas control system at the landfill, of which the Providence Project is a part. The Project's systems are performing within environmental requirements and the Trust does not believe that it will be responsible for any material liability. It is possible, however, that the EPA will require the other parties at the landfill to change their operations, which might have a material effect on the Trust. At this time, there is no indication of what action, if any, the EPA might take.

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

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The Trust has filed Title V applications with the appropriate states for the Providence and Maine Biomass Projects, and has been advised by EPS that an application has been approved for the Santee River Project, which are all the Projects that are required to file. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Maine, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides. The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone-forming chemicals. If adopted, new regulations could require the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

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

         The Providence Project operates filtration and condensation equipment for the purpose of removing contaminants from the landfill gas supply. The condensate is further treated and then discharged to a local treatment plant under an NPDES permit. The contaminants removed from the condensate are incinerated at an approved facility. The Trust believes that these discharges and contaminants are being disposed of in compliance with NPDES and other requirements.

     The Trust's Projects are subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this requirement will result in any material adverse effect on it.

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

     In particular, Commission approval was required for certain transactions involving certain closely affiliated persons of business development companies, including many transactions with the Managing Shareholder and the other investment programs sponsored by the Managing Shareholder. The decision to co-invest in the Providence Project with Power III required approval of the Commission, which took more than eight months to obtain. The decision to co-invest in the Maine Hydro Projects with Power V would also have required approval of the Commission. There was no assurance that the necessary approval for that co-investment or others could be obtained.

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

     A majority in interest of the Investors approved an amendment to the Trust's Declaration of Trust by written consent. The amendment and the termination of business development company status became effective on October 3, 1996. In summary, the amendment authorized the Trust to withdraw the business development company election. It also defined a "Ridgewood Program Transaction" as a transaction with a Ridgewood Program, an entity controlled by a Ridgewood Program or Programs, or an entity in which a Ridgewood Program has invested, that would otherwise be prohibited by the 1940 Act. The amendment stated that Ridgewood Program Transactions will not be subject to any provision of the 1940 Act or rules thereunder that would restrict the Trust, or entities the Trust controls or has invested in, form entering into Ridgewood Program Transactions. Instead, a Ridgewood Program Transaction must be approved either by the Managing Shareholder and a majority of the Independent Trustees, or by a majority of the Independent Trustees and a Majority of the Investors. No express standards for approval are specified, although the Managing Shareholder and the Independent Trustees are subject to the fiduciary requirements of Delaware law in making their decisions.

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

Santee     Berkeley    Owned by  n/a        30                      Used tire
 River     County,     joint                                       processing
           South       venture***                                    facility
           Carolina


*Joint venture equally owned by Trust and Power V.
**  Joint venture owned by Indeck, the Trust and Power V.
***  Joint venture owned by EPS, the Trust and Power V.

Item 3.  Legal Proceedings.

     In September 1998, the Region I office of the U.S. Environmental Protection Agency (the "EPA") filed an administrative proceeding against Ridgewood Providence Power Partners, L.P. ("RPPP"), a subsidiary of the Trust, seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. The penalty was reduced to $86,000 and was paid by the Providence Project in June 1999.

     In October 1998, Indeck Maine brought two administrative complaints before FERC, naming ISO-New England and the New England Power Pool as defendants, alleging that the defendants had violated their own rules and applicable FERC orders in denying pooled transmission facility status for the transmission links between Indeck Maine's two Projects and the ISO's other transmission facilities. In February 1999, FERC rejected the complaints. Indeck Maine is considering whether to bring a new action together with other NEPOOL members based on new facts.

     In March 2000, Indeck Maine intervened in a complaint before FERC, Dighton Power Assoc., L.P. et. al. v. ISO-New England, Inc., Docket No. EL00-40-000, in which several generators alleged that the ISO had improperly capped operable capability prices during emergency conditions in NEPOOL. See Item 1(c)(3)(ii) - Plant Operation - Maine Biomass Projects, above. The complaint requests FERC to rule that the operable capability prices should be based on the highest bids on those dates. If this were successful, the Maine Biomass Projects might be entitled to substantial additional payments from the ISO. The matter is in the preliminary stages of pleading and motion practice. Indeck Maine intends to participate vigorously in the proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 1999.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and five other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, III and V and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Form 10-K, there are 956 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in 1998 and 1999:

                                          Year ended December 31,
                                            1998          1999
Total distributions to Investors         $3,383,174     $ 1,859,871
Distributions per Investor Share              7,096           3,900
Distributions to Managing Shareholder      $ 34,173       $  18,787

     Distributions are made on a quarterly basis in March, June, September and December. During 1999 the rate of distributions was decreased from 7% per year to 4% per year because of adverse financial results described below at Item 7, Management's Discussion and Analysis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

     The Trust has made distributions at the rates of 7.1% in 1998 and 3.9% in 1999 and does not anticipate that distributions during 2000 will be at a substantially higher rate. This is because distributions from the Maine Hydro Projects during 1998 reflected higher than average water flows, which may not recur, because the Maine Biomass Projects may continue to incur losses until at least 2001 and because the Santee River Project is not anticipated to begin operation before summer 2000 and may not show operating profits for some additional time after that. Further, if adverse events were to occur, the Trust may be required to reduce distributions from existing levels.

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

Supplemental Information                                                          As of and for the
Schedule                                                                    Period from Commencement
Selected Financial                                                                of Share Offering
Data                                          As of and for the Years Ended       (February 6, 1995)
                                                      December 31,                     through
                               1999         1998            1997          1996     December 31, 1995
                                                                            (Restated)
Total Fund Information:
Net sales                      $ 7,179,229     $6,905,883     $6,810,911    $4,087,722           $0
Net income (loss)                 (743,977)      (602,901)       402,777        72,769      (56,133)
Net assets (shareholders'
  equity)                       28,381,288     31,003,923     35,023,361    38,746,599   13,502,131
Investments in Project
  development entities,
  power generation
  equipment and deve-
  lopmental costs               26,942,903     29,259,917     26,048,431    20,467,908            0
Investment in electric
  power sales contract
  (net of amortization)          6,280,090      6,835,959      7,391,828     7,947,697            0
Total assets                    39,455,324     43,060,184     47,964,823    52,453,335    3,890,163
Long-term obligations            3,479,460      4,196,455      4,848,067     5,440,260            0
Per Share of Trust
 Interest:
  Revenues                          15,828         15,258         15,059        $9,121           $0
  Net income (loss)                 (1,560)        (1,262)          (845)          153         (963)
  Net asset value                   59,768         65,025         73,455        81,264       83,295
Distributions to Investors           3,900          7,096          6,894         3,517            0


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

     The Maine Biomass Projects sold electricity under short-term contracts during the months of July, August, October, November and December 1997. The Projects are currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to cover the Projects fixed and variable costs. Under current legislation, the electricity market in the State of Maine will be deregulated on March 1, 2000. Currently, the cost of biomass fuel and transportation costs are too high to allow the Maine Biomass Projects to compete on price alone. If fuel can be purchased at reasonable prices in the year 2001 and beyond, the Maine Biomass Projects might be among the low cost producers of environmentally friendly electricity in Maine and might be able to operate profitably in a competitive market environment or in a set-aside market for renewable power. In the meantime, the Trust intends to keep the Projects in an idle mode until market conditions become more favorable, and will seek short-term contracts to sell energy and installed capacity.

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

         The Santee River Rubber Project, which is currently in the construction phase, will process waste tires and is expected to generate high quality crumb rubber. Assuming that the plant functions as specified and that the price received for the crumb rubber from customers is as forecast, the Project should begin operations in the third quarter of 2000.

         The California Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

         Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

The year ended December 31, 1999 compared to the year ended December 31, 1998.

In 1999, the Trust had a net loss of $744,000 as compared to a net loss of $602,000 in 1998. The 1999 and 1998 net losses include the following results from projects:

Project                                                1999            1998
                                                    -----------     -----------
Providence Project .............             (1)    $   310,000     $   535,000
Maine Hydro Projects ...........             (2)        849,000         658,000
Maine Biomass Projects .........             (2)     (1,007,000)       (694,000)
Santee River Rubber ............             (2)         49,000         182,000
California Pumping Project .....             (1)       (155,000)       (131,000)

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.

     Although revenues generated by the Providence Project in 1999 were similar to those of 1998, the decrease in income from the project reflects increased costs of engine maintenance resulting from the unanticipated outages of two engines.

         The increase in income from the Maine Hydro Projects reflects higher revenues in 1999 compared to 1998. The improved revenues reflected higher-than-average rainfall and snowfall, which increased water flow through the hydroelectric dams.

     The increase in the loss from the shutdown Maine Biomass Projects from 1998 to 1999 reflects the cost of periodically operating the plant more frequently in 1999 compared to 1998. As discussed at Item 1(c)(3)(ii) above, the projects are in dispute with the ISO over the payment of certain revenues related to the plants' operation in 1999. The disputed payments were not recorded as income by the projects pending resolution of the disputes.

     The Trust income from the Santee River Rubber project in 1999 was lower than in 1998 reflecting the Trust's share of the cost of marketing and administration as the plant is constructed.

         The loss from the California Pumping Project in 1999 was greater than the prior year's due to increased fuel prices, which more than offset the improvement in revenues caused by the absence of the extraordinary rainfall that occurred in the first half of 1998 and the absence of the 1998 cost of terminating the operating agreement with the third party manager.

         The Trust-level expenses in 1999 and 1998 include management fees of $467,000 and $1,051,000, respectively. The decrease is a result of the Managing Shareholder's decision to waive 50% of the fee in 1999. To date, the Managing Shareholder has continued to waive 50% of the fee but it may end that waiver in its sole discretion at any time. Due diligence expenses related to unsuccessful potential investments of $205,000 in 1998 did not recur due to the Trust's completion of the investment of its available funds in 1998. Other Trust-level expenses in 1999 and 1998 were comparable.

 The year ended December 31, 1998 compared to the year ended December 31, 1997.

In 1998, the Trust had a net loss of $602,000 as compared to a net loss of $403,000 in 1997. The 1998 and 1997 net losses include the following results from projects:

Project                                                  1998           1997
--------------------------------------                 ---------      ---------
Providence Project ................            (1)     $ 535,000      $ 964,000
Maine Hydro Projects ..............            (2)       658,000        522,000
Maine Biomass Projects ............            (2)      (694,000)      (680,000)
Santee River Rubber ...............            (2)       182,000           --
California Pumping Project ........            (1)      (131,000)        18,000

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.

         Although revenues generated by the Providence Project in 1998 were similar to those of 1997, the decrease in income from the project reflects an increase in the costs of periodic engine maintenance.

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

Demand for energy from the California Pumping Project suffered from the extraordinary rainfall that occurred in the first half of 1998.

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

Liquidity and Capital Resources

In 1999 and 1998 the Trust's operating activities generated $974,000 and $478,0000 of cash, respectively. The higher level of cash from operations in 1999 primarily reflects decreases in working capital required at the Providence Project.

In 1999, the Trust's investing activities generated $908,000 of cash compared to a use of cash of $4,950,000 in 1998. The improvement was primarily a result of a $4,348,000 reduction in investments in projects and a $979,000 reduction in capital expenditures from the 1998 levels.

Cash used in financing activities decreased from $4,594,000 in 1998 to $3,010,000 in 1999 primarily due to a reduction of the distribution rate to shareholders from 6% per year in 1998 to 4% in 1999.

During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1999 or 1998. In January 2000, the Trust borrowed $400,000 under the line of credit to meet its working capital requirements.

Obligations of the Trust are generally limited to payment of Project operating expenses, repayment of borrowings under the line of credit, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as it deems prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that during 2000 its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Year 2000 Remediation

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have been discovered through the date of this filing.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is less than $1,000.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated in 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. Some subsystems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years was approximately $12,250 and was approximately $11,500 for 1999.

     Each of the Trust's electric generating facilities was reviewed in 1999 by RPMCo personnel to determine if its electronic control systems contained software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. The Trust owns small electric generating facilities that rely on mechanical and analog systems that were not vulnerable to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above. To date the Trust has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Maine Biomass Projects contained certain embedded chips that were replaced before December 31, 1999 at a nominal cost. The Trust's share of the estimated costs of the review and of any minor upgrades or rehabilitation was less than $25,000.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' Year 2000 compliance. No material adverse effects from customers' or suppliers' Year 2000 problems have occurred.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

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

                                          December 31, 1999
                                        Expected Maturity Date
                                              2000
                                              (U.S. $)

Bank Deposits and Certificates
  of Deposit                                $ 893,383
  Average interest rate                          5.6%



Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                   F-2
Balance Sheets at December 31, 1999 and 1998        F-3
Statement of Operations for Years Ended
  December 31, 1999, 1998 and 1997                  F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 1999, 1998 and 1997      F-5
Statement of Cash Flows for
  Years Ended December 31, 1999, 1998 and 1997      F-6
Notes to Financial Statements                       F-7 to F-17

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)      Managing Shareholder.

Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation.

     Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is or will be owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust V ("Ridgewood Power V") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole or controlling owner of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through
September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He is also Senior Vice President of Ridgewood Capital and of the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 53, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the prior four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of the Ridgewood Capital Venture Partners I and II funds.

     Mr. Quinn has 32 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers LLC, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2001 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.

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

     The Independent Trustees of the Trust are John C. Belknap, Dr. Richard D. Propper and Seymour Robin. They also serve as independent trustees for Power I and as independent panel members of the Growth Fund. Both are independent power programs sponsored by Ridgewood Power. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Set forth below is certain information concerning these individuals, who are not otherwise affiliated with the Trust, the Managing Shareholder or their directors, officers or agents.

     John C. Belknap, age 53, has been chief financial officer of three national retail chains and their parent companies. He currently is an independent financial consultant associated with Dr. Propper. From July 1997 to August 1999, he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a 1,200 store jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he aso served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

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

     Dr. Richard D. Propper, age 49, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the first two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.

         Seymour (Si) Robin, age 72, has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

         Mr. Robin holds degrees in mechanical and electrical engineering from Montreal Technical Institute and U.C.L.A. He is an FAA-certified pilot (multi-engine, instrument, land and sea ratings) since 1966. He has received the AMC Airline Voltaire Award for the Most Outstanding Contribution to Airline Avionics in the Past 50 Years. He also owns significant interests in commercial and residential real estate in the southwest U.S. Mr. Robin was elected as an Independent Trustee by the two other Independent Trustees and Mr. Swanson in January 2000.

     The Independent Trustess also serves as Independent Trustees of Trust I and of the Growth Fund.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power II, Power III, Power V and the Growth Fund and of an oil and gas business trust sponsored by Ridgewood and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1999.

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

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 52, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPMCo at cost for services provided by RPMCo's employees; no such reimbursement per employee exceeded $60,000 in 1998 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

 The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                    Paid to        1999        1998         1997      1996

management             Managing
 fee                 Shareholder      467,268   $1,050,700 $1,154,758   $888,209
Cost reimbursements*   RPMCo          404,055      401,290    467,881    337,228
Investment fee        Managing
                     Shareholder            0            0          0    627,561
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation           0            0          0    315,493
Organizational,       Managing
 distribution and    Shareholder
 offering fee                               0            0          0  1,892,959

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

     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the
Providence and California Pumping Projects. Beginning in 1996, these reimbursements were paid to RPMCo. The reimbursements to RPMCo, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPMCo.

     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1999.

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

     10I. Amended and Restated Operating Agreement ofIndeck Maine Energy, L.L.C., dated as of June 11, 1997. Incorporated by reference to Exhibit 2.B. of Amendment No. 1 to Registrant's Current Report on Form 8-K dated July 1, 1997.

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

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST IV (Registrant)

By:/s/ Robert E. Swanson    President and Chief     April 14, 2000
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief     April 14, 2000
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer   April 14, 2000

By:/s/ Christopher Naunton  Director of Accounting  April 14, 2000
       Christopher Naunton

RIDGEWOOD POWER LLC  Managing Shareholder           April 14, 2000

By:/s/ Robert E. Swanson    President
       Robert E. Swanson


 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 2000
       John C. Belknap

 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 2000
      Richard D. Propper

 /s/ Robert E. Swanson*     Independent Trustee    April 14, 2000
         Seymour Robin

  As attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


To the Shareholders and Trustees of
Ridgewood Electric Power Trust IV:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV (the "Trust") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                                 ----------------------------
                                                      1999           1998
                                                 ------------    ------------
Assets:

Cash and cash equivalents ....................   $    893,383    $  2,021,168
Accounts receivable, trade ...................        613,002         617,973
Due from affiliates ..........................        442,432         377,710
Other assets .................................         60,863          57,975
                                                 ------------    ------------

    Total current assets .....................      2,009,680       3,074,826

Investments:
Maine Hydro Projects .........................      5,663,505       6,217,289
Maine Biomass Projects .......................      5,825,271       6,306,818
Santee River Rubber ..........................      4,090,601       4,501,357
Electric power equipment held for resale .....        250,000         455,182

Plant and equipment ..........................     16,789,544      16,359,211
Accumulated depreciation .....................     (2,957,855)     (2,073,744)
                                                 ------------    ------------
                                                   13,831,689      14,285,467
                                                 ------------    ------------

Electric power sales contract ................      8,338,040       8,338,040
Accumulated amortization .....................     (2,057,950)     (1,502,081)
                                                 ------------    ------------
                                                    6,280,090       6,835,959
                                                 ------------    ------------

Spare parts inventory ........................        838,142         746,178
Debt reserve fund ............................        666,346         637,108
                                                 ------------    ------------

    Total assets .............................   $ 39,455,324    $ 43,060,184
                                                 ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt .........   $    716,995    $    651,613
Accounts payable and accrued expenses ........        611,750         563,685
Due to affiliates ............................        341,018         441,614
                                                 ------------    ------------
    Total current liabilities ................      1,669,763       1,656,912

Long-term debt, less current portion .........      3,479,460       4,196,455
Minority interest in the Providence Project ..      5,924,813       6,202,894

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ..............     28,502,542      31,098,950
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) .       (121,254)        (95,027)
                                                                 ------------
                                                                 ------------
    Total shareholders' equity ...............     28,381,288      31,003,923
                                                 ------------    ------------

    Total liabilities and shareholders' equity   $ 39,455,324    $ 43,060,184
                                                 ------------    ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of
Operations

--------------------------------------------------------------------------------

                                            Year Ended December 31,
                                    -----------------------------------------
                                        1999          1998           1997
                                    -----------    -----------    -----------

Net sales .......................   $ 7,179,229    $ 6,905,883    $ 6,810,911
Sublease income .................       369,000        369,000        369,000
                                    -----------    -----------    -----------
         Total revenue ..........     7,548,229      7,274,883      7,179,911

Cost of sales, including
 depreciation and amortization
 of $1,439,980, $1,560,801 and
 $1,267,572 in 1999, 1998 and
 1997 ...........................     6,347,905      5,638,396      4,879,962
                                    -----------    -----------    -----------

Gross profit ....................     1,200,324      1,636,487      2,299,949

General and administrative
 expenses .......................       709,722        709,715        537,371
Management fee paid to
  the managing shareholder              467,268      1,050,700      1,154,758
Write down equipment held in
 storage ........................       205,182           --             --
Project due diligence costs .....          --          204,579        668,554
                                    -----------    -----------    -----------
 Total other operating expenses .     1,382,172      1,964,994      2,360,683
                                    -----------    -----------    -----------

Loss from operations ............      (181,848)      (328,507)       (60,734)
                                    -----------    -----------    -----------
Other income (expense):
 Interest income ................        83,350        374,585        926,641
 Interest expense ...............      (437,238)      (496,658)      (572,660)
 Other income ...................        71,840           --             --
 Loss from Maine Biomass
  Projects ......................    (1,006,797)      (694,321)      (680,109)
 Income from Maine Hydro
  Projects ......................       849,456        657,989        521,710
 Income from Santee River Rubber         49,244        181,675           --
                                    -----------    -----------    -----------
   Other income (expense), net ..      (390,145)        23,270        195,582
                                    -----------    -----------    -----------

(Loss) income before minority
  interest ......................      (571,993)      (305,237)       134,848

Minority interest in the earnings
 of the Providence Project ......      (171,984)      (296,854)      (537,625)
                                    -----------    -----------    -----------

Net loss ........................   $  (743,977)   $  (602,091)   $  (402,777)
                                    -----------    -----------    -----------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes In Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                   Managing
                                 Shareholders     Shareholder       Total
                                 ------------    ------------    ------------

Shareholders' equity, January
 1, 1997 .....................   $ 38,764,199    $    (17,600)   $ 38,746,599

Cash distributions ...........     (3,287,256)        (33,205)     (3,320,461)

Net loss for the year ........       (398,749)         (4,028)       (402,777)
                                 ------------    ------------    ------------

Shareholders' equity, December
 31, 1997 ....................     35,078,194         (54,833)     35,023,361

Cash distributions ...........     (3,383,174)        (34,173)     (3,417,347)

Net loss for the year ........       (596,070)         (6,021)       (602,091)
                                 ------------    ------------    ------------

Shareholders' equity, December
 31, 1998 ....................     31,098,950         (95,027)     31,003,923

Cash distributions ...........     (1,859,871)        (18,787)     (1,878,658)

Net loss for the year ........       (736,537)         (7,440)       (743,977)
                                 ------------    ------------    ------------

Shareholders' equity, December
 31, 1999 ....................   $ 28,502,542    $   (121,254)   $ 28,381,288
                                 ------------    ------------    ------------








        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                           Year Ended December 31,
                                 --------------------------------------------
                                     1999           1998            1997
                                 ------------    ------------    ------------

Cash flows from operating
 activities:
Net loss .....................   $   (743,977)   $   (602,091)   $   (402,777)
                                 ------------    ------------    ------------

Adjustments  to  reconcile
 net loss  to net cash flows
 from operating activities:
 Depreciation and
  amortization ...............      1,439,980       1,560,801       1,267,572
 Minority interest in earnings
  of the Providence Project ..        171,984         296,854         537,625
 Write down equipment held
  in storage .................        205,182            --              --
 Income from unconsolidated
  Maine Hydro Projects .......       (849,456)       (657,989)       (521,710)
 Loss from unconsolidated
  Maine Biomass Projects .....      1,006,797         694,321         680,109
 Income from unconsolidated
  Santee River Rubber ........        (49,244)       (181,675)           --
 Changes in assets and
  liabilities:
 Decrease in maintenance
  reserve fund ...............           --              --           394,070
 Decrease (increase) in
  accounts receivable, trade .          4,971         (58,209)        505,417
 Increase in spare parts
  inventory ..................        (91,964)       (362,368)           --
 Increase (decrease) in
  accounts payable and
  accrued expenses ...........         48,065         179,152        (363,426)
 (Decrease) increase in due
   to/from affiliates, net ...       (165,318)       (429,813)        401,660
 Other- net ..................         (2,888)         39,478         157,081
                                 ------------    ------------    ------------
 Total adjustments ...........      1,718,109       1,080,552       3,058,398
                                 ------------    ------------    ------------
 Net cash provided by
  operating activities .......        974,132         478,461       2,655,621
                                 ------------    ------------    ------------
Cash flows from investing
 activities:
 Investment in Maine Hydro
  Projects ...................           --              --          (265,953)
 Investment in Maine Biomass
  Projects ...................       (525,250)       (383,277)     (7,297,971)
 Investment in Santee River
  Rubber .....................           --        (4,489,819)           --
 Distributions from Maine
  Hydro Projects .............      1,403,240       1,135,526       1,006,257
 Distributions from Santee
  River Rubber ...............        460,000         170,137            --
 Capital expenditures ........       (430,333)     (1,409,476)     (3,060,284)
 Deferred due diligence costs            --            27,159         218,669
                                 ------------    ------------    ------------
 Net cash provided by (used
  in) investing activities ...        907,657      (4,949,750)     (9,399,282)
                                 ------------    ------------    ------------
Cash flows from financing
  activities:
 Cash distributions to
  shareholders ...............     (1,878,658)     (3,417,347)     (3,320,461)
 Payments to reduce long-term
  debt .......................       (651,613)       (592,192)       (538,191)
 Increase in debt reserve
  fund .......................        (29,238)        (31,909)        (29,758)
 Distributions to minority
  interest ...................       (450,065)       (552,376)       (967,477)
                                 ------------    ------------    ------------
  Net cash used in financing
  activities .................     (3,009,574)     (4,593,824)     (4,855,887)
                                 ------------    ------------    ------------
Net decrease in cash and
 cash equivalents ............     (1,127,785)     (9,065,113)    (11,599,548)
Cash and cash equivalents,
 beginning of year ...........      2,021,168      11,086,281      22,685,829
                                 ------------    ------------    ------------
Cash and cash equivalents,
 end of year .................   $    893,383    $  2,021,168    $ 11,086,281
                                 ------------    ------------    ------------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC (formerly Ridgewood Power Corporation). The Trust began offering shares on February 6, 1995 and discontinued its offering of shares in March 1996. The Trust had no operations prior to the commencement of the share offering.

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

On September 9, 1996, through a proxy solicitation, the Trust requested investor consent to end the BDC status. As of October 2, 1996, more than 50% of the investor shares consented to the elimination of the BDC status. Accordingly, the Trust is no longer an investment company under the 1940 Act.

2.       Summary of Significant Accounting Policies

Principles of consolidation and accounting for investment in power generation projects The consolidated financial statements include the accounts of the Trust and affiliates owned more than 50%. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned because the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated results of operations.

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

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years. During 1999, 1998 and 1997, the Trust
recorded   depreciation   expense  of   $884,111,   $1,004,932   and   $711,703,
respectively.

Intangible asset
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the asset (15 years) on a straight-line basis. During 1999, 1998 and 1997, the Trust recorded amortization expense of $555,869.

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

These costs consist of payments for consultants and other unaffiliated parties performing financial, engineering, legal and other due diligence procedures and negotiations. It also includes travel and other out-of-pocket costs incurred by employees of the managing shareholder and affiliates investigating potential project investments.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Investments

The Trust has the following investments:

                                             Investment at December 31,
                                             -----------------------------------
    Project Name          Accounting Method    1999           1998
--------------------------   -------------   -----------   -----------

Providence Project .......   Consolidation   $10,671,302   $11,181,794
California Pumping Project   Consolidation       442,224       597,478
Electric Power Equipment .   Consolidation       250,000       455,182
Maine Hydro Projects .....   Equity Method     5,663,505     6,217,289
Maine Biomass Projects ...   Equity Method     5,825,271     6,306,817
Santee River Rubber ......   Equity Method     4,090,601     4,501,357
                                             -----------   -----------
                                             $26,942,903   $29,259,917
                                             -----------   -----------

Providence Project
In 1996, the Trust, through a subsidiary, Ridgewood Providence Power Partners, L.P., purchased substantially all of the net assets of Northeastern Landfill
Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to
13.8 megawatts. The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 in cash, including transaction costs and repayment of $3,000,000 of principal on the senior secured non-recourse notes payable. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

The Trust owns 64.3% of the Providence Project and the remaining 35.7% is owned by Ridgewood Electric Power Trust III ("Trust III"). Ridgewood Power Corporation is the managing partner of the Trust and Trust III.

The acquisition of the Providence Project was accounted for as a purchase and the results of operations of the Providence Project have been included in the Trust's Consolidated Financial Statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $8,338,040 was allocated to the Electric Power Sales Contract and is being amortized over 15 years.

California Pumping Project
In 1995, the Trust acquired a package of natural gas and diesel fueled engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator paid for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management Corporation, an affiliate of the managing shareholder, began operating the project. The project paid $94,160 to the third party manager to terminate the operating agreement At December 31, 1999 and 1998, the Trust's total investment in the California Pumping Project was $442,224 and $597,478, respectively.

Electric Power Equipment Held for Resale
The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or, in the event a buyer is not found, for use in potential power generation projects. The equipment is held in storage. At December 31, 1998, the cost of such equipment was $455,182. In 1999, the Trust wrote down the equipment to its estimated fair value of $250,000 and recorded a charge against earnings of $205,182.

Maine Hydro Projects
In 1996, Ridgewood Maine Hydro Partners, L.P. ("Ridgewood Hydro L.P.") was formed as a Delaware limited partnership and acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,004,679.

The Trust owns a 50% limited partnership interest in Ridgewood Hydro L.P. and 50% of the outstanding common stock of Ridgewood Maine Hydro Corporation, which is the sole general partner of Ridgewood Hydro L.P. The remaining 50% is owned by Ridgewood Electric Power Trust V ("Trust V"). Ridgewood Power LLC is the managing partner of the Trust and Trust V.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.), under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $323,003, $429,714 and $429,430 of expense under this arrangement during the periods ended December 31, 1999, 1998 and 1997, respectively. The agreement has a five-year term, expiring on June 30, 2001, and can be renewed for two additional five-year terms by mutual consent.
Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheet Information

                          December 31, 1999   December 31, 1998
                                -----------   -----------

Current assets ..............   $ 1,573,177   $ 1,346,077
Electric power sales contract    10,105,173    11,165,469
Other non-current assets ....     1,270,396     1,057,892
                                -----------   -----------
Total assets ................   $12,948,746   $13,569,438
                                -----------   -----------

Current liabilities .........   $ 1,621,737   $   438,443
Non-current liabilities .....          --         696,418
Partners' equity ............    11,327,009    12,434,577
                                -----------   -----------
Total liabilities and equity    $12,948,746   $13,569,438
                                -----------   -----------

Statement of Operations Information

                               For the Year Ended December 31,
                            ----------------------------------------
                               1999           1998          1997
                            -----------    -----------   -----------

Revenue .................   $ 4,756,189    $ 4,511,361   $ 4,113,065
Total expenses ..........     3,002,245      3,217,846     2,952,589
Interest income (expense)       (55,033)        22,464      (117,056)
                            -----------    -----------   -----------
Net income ..............   $ 1,698,911    $ 1,315,979   $ 1,043,420
                            -----------    -----------   -----------


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

Maine Biomass Projects
On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 and includes transaction costs of $297,971. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September 1997 and were reactivated in November 1997 to sell capacity and energy to BHC on a month-to-month basis. The facilities were again shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month.

The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust V also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, up to $2,520,000 of any remaining operating net cash flow during the year is paid to the other Maine Biomass Project members. Any remaining operating net cash flow is payable 25% to the Trust and Trust V and 75% to the other Maine Biomass Project members.

In 1999 and 1998, the Trust loaned $525,250 and 375,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust V made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $1,050,500 and $750,000 to the Maine Biomass Projects with the same terms in 1999 and 1998, respectively

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the financial statements since July 1, 1997.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June thorough December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. The facilities have not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheet Information

                         December 31, 1999    December 31, 1998
                               -----------    -----------

Current assets: ............   $ 1,103,266    $   668,228
Non-current assets .........     3,154,813      3,339,584
                               -----------    -----------
Total assets ...............   $ 4,258,079    $ 4,007,812
                               -----------    -----------

Current liabilities: .......   $ 4,394,990    $ 1,952,062
Members' equity ............      (136,911)     2,055,750
                               -----------    -----------
Total liabilities and equity   $ 4,258,079    $ 4,007,812
                               -----------    -----------

Statement of Operations Information

                                                 For the period from inception
          For the Year Ended  For the Year Ended (April 1, 1997) to December
           December 31, 1999  December 31, 1998    31, 1997
                 -----------     -----------     -----------

Revenue ......   $ 1,391,039     $ 1,430,296     $ 2,991,793
Total expenses     3,583,700       2,847,896       4,376,458
                 -----------     -----------     -----------
Net loss .....   $(2,192,661)    $(1,417,600)    $(1,384,665)
                 -----------     -----------     -----------

Santee River Rubber
In August 1998, the Trust and an affiliate, Trust V, purchased preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber is building a waste tire and rubber processing facility located near Charleston, South Carolina. The facility is expected to begin full scale operations in July 2000. The Trust and Trust V purchased the interests through a limited liability company owned one-third by the Trust and two-thirds by Trust
V. The Trust's share of the purchase price was $4,489,819 and Trust V's share of the purchase price was $8,979,639.

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

The Trusts have the right to designate two of the five members of Santee River Rubber and have the further right to remove a third member and designate a successor in the event of certain defaults under Santee River Rubber's operating agreement. The remaining equity interest is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. of New York, a company not affiliated with the Trust.

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

Santee River Rubber has entered into long-term agreements for the supply of its requirements for waste tires, electricity and liquid nitrogen. Santee River Rubber has entered into short-term (ranging from one to three years) crumb rubber sales contracts for a portion of the facility's output. The agreements are contingent upon successful testing of the facility's output.

The Trust's investment in Santee River Rubber is accounted for under the equity method of accounting. The Trust's equity in the loss of Santee River Rubber has been included in the financial statements since August 19, 1998.

Summarized financial information for Santee River Rubber is as follows:

Balance Sheet Information

                         December 31, 1999   December 31, 1998
                               -----------   -----------

Current assets .............   $ 1,910,190   $24,403,190
Construction in progress ...    32,899,358    15,392,656
Other non-current assets ...     4,685,995     4,761,119
                               -----------   -----------
Total assets ...............   $39,495,543   $44,556,965
                               -----------   -----------

Liabilities ................   $34,576,964   $34,885,357
Members' equity ............     4,918,579     9,671,608
                               -----------   -----------
Total liabilities and equity   $39,495,543   $44,556,965
                               -----------   -----------

Statement of Operations Information

                                     For the Period August
        For the year ended December  19, 1998 to December
                        31, 1999         31, 1998
                       -----------      -----------

Revenue ..........     $     7,975      $      --
Operating expenses       3,547,208        2,085,911
                       -----------      -----------
Net loss .........   $(3,539,233)      $(2,085,911)
                       -----------      -----------

4.       Long-Term Debt

Following is a summary of long-term debt at December 31, 1999:

Senior secured non-recourse notes payable                $ 4,196,455
Less - Current maturity                                     (716,995)
                                                     -----------------
Total long-term debt                                      $3,479,460
                                                     -----------------

The senior secured non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 1999, 1998 and 1997. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 1999 and 1998, the cash balance in these reserve accounts was $666,346 and $637,108, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. As of January 31, 1997, Providence Power's obligations to maintain a cash balance in the maintenance reserve account terminated and the cash balance in the reserve account ($394,070) was released to Providence Power. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Scheduled repayments of long-term debt principal for the next five years are as follows:

  Year Ended
  December 31,     Repayment

      2000       $  716,995
      2001          788,937
      2002          868,098
      2003          955,202
      2004          867,223

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,150,000 for borrowings or letters of credit. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. At December 31, 1999 and 1998, there were no borrowings outstanding under the credit facility. In January 2000, the Trust borrowed $500,000 under the line of credit facility.

5.       Fair Value of Financial Instruments

At December 31, 1999 and 1998, the carrying value of the Trust's cash, accounts receivable, debt service reserve fund and accounts payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

6.       Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to New England Power Corporation ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. At the time of the acquisition of the Providence Project, Providence Power was required under the NEP agreement to maintain in an escrow account cash to secure payment to NEP in the event of default. At April 16, 1996, the required escrow balance amounted to $1,065,989. In October 1996, the required escrow balance decreased to zero and the cash held in escrow was released to Providence Power. For the years ended December 31, 1999, 1998 and 1997, sales revenue under the NEP Power Purchase Agreement amounted to $6,751,802, $6,617,549 and $6,458,648, respectively.

7.       Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 1999, 1998 and 1997 royalty expense relating to the RISWMC lease amounted to $996,399, 986,224 and 951,767, respectively.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $369,000 for the years ended December 31, 1999, 1998 and 1997.

Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 1999, 1998 and 1997 amounted to $907,950, $900,529 and $863,536, respectively.

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

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 1999, 1998 and 1997, the Trust paid an annual management fees to the managing shareholder of $467,268, $1,050,700 and $1,154,758, respectively. In 1999, the managing shareholder waived 50% of the management fees to which it was entitled.

The Trust reimburses the managing shareholder and affiliates for expenses and fees of unaffiliated persons engaged by the managing shareholder for fund business. The managing shareholder or affiliates originally paid all project due diligence costs, accounting and legal fees and other expenses shown in the statement of operation and were reimbursed by the Trust.

Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed a cumulative amount equal to 14% per annum of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

Income is allocated to the managing shareholder until the cumulative profits equal cumulative distributions to the managing shareholder. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the managing shareholder.

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 1999.

The corporate trustee of the Trust, Ridgewood Energy Holding Corporation, an affiliate of the managing shareholder through common ownership, received no compensation from the Fund.

Amounts due to and from affiliates are non-interest bearing and are usually settled within thirty days. Such amounts arise from the delay between when expenses are paid by the Trust or affiliates and when reimbursement occurs.

The managing shareholder purchased one investor share of the Trust for $83,000 in 1995. Through the offering period of the Trust, commissions and placement fees of $172,674 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 1999, 1998 and 1997, Ridgewood
Management   charged   Providence   Power   $404,055,   $401,290  and  $467,881,
respectively. During the year ended December 31, 1999 and 1998, Ridgewood Management charged Pump Services $69,262 and $23,466, respectively. During the year ended December 31, 1999, Ridgewood Management charged the Maine Biomass projects $197,825. During the periods ended December 31, 1999 1998 and 1997, Ridgewood Management did not charge any amounts to the Maine Hydro projects or Santee River Rubber project.

9.       Preferred Participation Rights

Preferred Participation Rights were given to each shareholder whose subscription was fully completed and paid for and accepted prior to September 30, 1995. Each Preferred Participation Right entitled the holder to an aggregate distribution priority of $1,000. The number of Preferred Participation Rights earned per investor share was equal to the number of whole or partial months from the date of the acceptance of the subscription to December 31, 1995. A total of 972.733 Preferred Participation Rights were issued.

During 1996, cash distributions were first allocated 99% to the holders of Preferred Participation Rights and 1% to the managing shareholder until shareholders received distributions equal to $1,000 for each Right earned.

10.      Management Share

The  Trust  granted  the  managing   shareholder  a  single   Management   Share
representing  the  managing  shareholder's   management  rights  and  rights  to
distributions of cash flow.

11.     Administrative Proceeding at the Providence Project

In September 1998, the Region I office of the U.S. Environmental Protection Agency ("EPA") filed an administrative proceeding against Providence Power seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. In June 1999, Providence Power settled the administrative proceeding for approximately $86,000 which is recorded in cost of sales in the consolidated statement of operations.

                      Ridgewood Maine Hydro Partners, L.P.

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
------------------------------------------------------------------------------

                                                        December 31,
                                                 ---------------------------
                                                     1999           1998
                                                 ------------    -----------
Assets:
Cash and cash equivalents ....................   $    408,835    $    607,119
Accounts receivable, trade ...................      1,021,480         574,022
Due from affiliates ..........................           --            87,369
Prepaid and other current assets .............        142,862          77,567
                                                 ------------    ------------
     Total current assets ....................      1,573,177       1,346,077

Property, plant and equipment ................      1,349,024       1,089,248
Accumulated depreciation .....................        (78,628)        (31,356)
                                                 ------------    ------------
     Property, plant and equipment, net ......      1,270,396       1,057,892
                                                 ------------    ------------

Electric power sales contracts ...............     13,311,374      13,311,374
Accumulated amortization .....................     (3,206,201)     (2,145,905)
                                                 ------------    ------------
     Electric power sales contracts, net .....     10,105,173      11,165,469
                                                 ------------    ------------

     Total assets ............................   $ 12,948,746    $ 13,569,438
                                                 ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $     38,285    $    197,799
Due to affiliates ............................        799,905            --
Current portion of long-term lease obligations        783,547         240,644
                                                 ------------    ------------
     Total current liabilities ...............      1,621,737         438,443

Non-current portion of long-term
  lease obligations ..........................           --           696,418
                                                 ------------    ------------

Commitments and contingencies

Partners' equity:
General partner ..............................        103,548         114,624
Limited partners .............................     11,223,461      12,319,953
                                                 ------------    ------------

     Total partners' equity ..................     11,327,009      12,434,577
                                                 ------------    ------------

     Total liabilities and partners' equity ..   $ 12,948,746    $ 13,569,438
                                                 ------------    ------------




               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
-------------------------------------------------------------------------------

                                           Year Ended December 31,
                                   -----------------------------------------
                                      1999           1998            1997
                                   -----------    -----------    -----------

Net sales ......................   $ 4,756,189    $ 4,511,361    $ 4,113,065
                                   -----------    -----------    -----------

Operating expenses:
   Depreciation and amortization     1,107,568      1,089,969      1,062,838
   Labor .......................       565,015        592,812        549,289
   Insurance ...................       177,333        194,458        246,665
   Property taxes ..............       252,611        267,046        258,953
   Contract management .........       323,003        429,714        429,430
   Other expenses ..............       576,715        643,847        405,414
                                   -----------    -----------    -----------
                                     3,002,245      3,217,846      2,952,589
                                   -----------    -----------    -----------

Income from operations .........     1,753,944      1,293,515      1,160,476
                                   -----------    -----------    -----------

Other income (expense):
Interest income ................        42,852        153,983         30,812
Interest expense ...............      (112,885)      (131,519)      (147,868)
Other income ...................        15,000           --             --
                                   -----------    -----------    -----------
     Other income (expense), net       (55,033)        22,464       (117,056)
                                   -----------    -----------    -----------

Net income .....................   $ 1,698,911    $ 1,315,979    $ 1,043,420
                                   -----------    -----------    -----------



               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


                              Limited          General
                              Partners         Partner          Total
                             ------------    ------------    ------------
Partners' equity, January
 1, 1997 .................   $ 13,692,976    $    133,866    $ 13,826,842

Additional contributions .        531,906            --           531,906

Cash distributions .......     (1,992,391)        (20,125)     (2,012,516)

Net income for the year ..      1,032,986          10,434       1,043,420
                             ------------    ------------    ------------
Partners' equity, December
 31, 1997 ................     13,265,477         124,175      13,389,652

Cash distributions .......     (2,248,343)        (22,711)     (2,271,054)

Net income for the year ..      1,302,819          13,160       1,315,979
                             ------------    ------------    ------------
Partners' equity, December
 31, 1998 ................     12,319,953         114,624      12,434,577

Cash distributions .......     (2,778,414)        (28,065)     (2,806,479)

Net income for the year ..      1,681,922          16,989       1,698,911
                             ------------    ------------    ------------
Partners' equity, December
 31, 1999 ................   $ 11,223,461    $    103,548    $ 11,327,009
                             ------------    ------------    ------------



               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                          1999          1998           1997
                                      -----------    -----------    -----------
Cash flows from operating
 activities:
Net income ........................   $ 1,698,911    $ 1,315,979    $ 1,043,420
                                      -----------    -----------    -----------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
 Depreciation and amortization ....     1,107,568      1,089,969      1,062,838
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable .....................      (447,458)      (105,371)       529,205
  (Increase) decrease in prepaid
   and other current assets .......       (65,295)        11,832        (41,716)
  Decrease (increase) in due
   to/from affiliates, net ........       887,274         16,281       (303,259)
  (Decrease) increase in accounts
   payable and accrued expenses ...      (159,514)        40,782       (505,122)
                                      -----------    -----------    -----------
Total adjustments .................     1,322,575      1,053,493        741,946
                                      -----------    -----------    -----------
Net cash provided by operating
 activities .......................     3,021,486      2,369,472      1,785,366
                                      -----------    -----------    -----------

Cash flows from investing
 activities:
Payments to purchase Maine
 Hydro Projects ...................          --             --         (323,217)
Capital expenditures ..............      (259,776)      (752,613)      (336,635)
                                      -----------    -----------    -----------
Net cash used in investing
 activities .......................      (259,776)      (752,613)      (659,852)
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
Cash contributed by partners ......          --             --          531,906
Cash distributions to partners ....    (2,806,479)    (2,271,054)    (2,012,516)
Return of  deposits ...............          --          800,000           --
Payments to reduce long-term
 lease obligations ................      (153,515)      (134,894)      (118,532)
                                      -----------    -----------    -----------
Net cash used in financing
 activities .......................    (2,959,994)    (1,605,948)    (1,599,142)
                                      -----------    -----------    -----------

Net (decrease) increase in cash
 and cash equivalents .............      (198,284)        10,911       (473,628)

Cash and cash equivalents,
 beginning of year ................       607,119        596,208      1,069,836
                                      -----------    -----------    -----------
Cash and cash equivalents, end
 of year ..........................   $   408,835    $   607,119    $   596,208
                                      -----------    -----------    -----------


               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Business Activity

On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership (the "Partnership"). Ridgewood Maine Hydro Corporation, a Delaware Corporation ("RMHCorp"), is the sole general partner of the Partnership and is owned equally by Ridgewood Electric Power Trust IV ("Trust IV") and Ridgewood Electric Power Trust V ("Trust V"), both Delaware business trusts (collectively, the "Trusts"). The Trusts are equal limited partners in the Partnership.

On December 23, 1996, in a merger transaction, the Partnership acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of
11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts.

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

Cash and cash equivalents
The Partnership considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years. During the year ended December 31, 1999, 1998 and 1997, the Partnership recorded depreciation expense of $47,272, $29,673 and $1,683, respectively.

Intangible asset
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During the periods ended December 31, 1999, 1998 and 1997, the Partnership recorded amortization expense of $1,060,296, $1,060,296 and $1,061,155, respectively.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Obligation Under Capital Lease

The Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership has the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also has the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which reduces to $750,000 at April 30, 2000. This lease is accounted for as a capital lease, and accordingly, the estimated lease obligation of $783,547 has been recorded in the accompanying balance sheet.

4.       Lease Commitments

The Partnership leases the sites of two of its hydroelectric projects under operating leases expiring in June 2078. Total monthly payments in 1999 were the greater of $1,236 or a percentage of the revenue from the hydroelectric project. At December 31, 1999, the future minimum rental payments required under these leases are as follows:

                                    2000                    $  14,832
                                    2001                       14,832
                                    2002                       14,832
                                    2003                       14,832
                                    2004                       14,832
                                    Thereafter              1,090,152
                                                    ------------------
                                                          $ 1,164,312
                                                    ------------------

5.       Power Generation Contracts

The Partnership operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Partnership sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. The Partnership is required to maintain a standby letter of credit totaling $99,250 under the long-term power purchase agreement.

6.       Fair Value of Financial Instruments

At December 31, 1999 and 1998, the carrying value of the Partnership's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.       Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.), under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $326,142 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $323,003, $429,714 and $429,430 of expense under this arrangement during the periods ended December 31, 1999, 1998 and 1997, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                           Indeck Maine Energy, L.L.C.

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


   To the Members of
   Indeck Maine Energy, L.L.C.:

   In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Indeck Maine Energy, L.L.C. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and the period April 1, 1997 (inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the Members.


   PricewaterhouseCoopers LLP
   New York, NY
   March 24, 2000

Indeck Maine Energy, L.L.C.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                             --------------------------
                                                1999             1998
                                             -----------    -----------
Assets:
Cash and cash equivalents ................   $   656,442    $    93,748
Accounts receivable ......................       274,362        185,808
Inventories ..............................       145,198        278,704
Prepaid expenses .........................        27,264        109,968
                                             -----------    -----------

   Total current assets ..................     1,103,266        668,228
                                             -----------    -----------

Plant and equipment:
   Land ..................................       158,000        158,000
   Power generation facilities ...........     3,203,217      3,203,217
   Equipment and other ...................        56,646         56,646
                                             -----------    -----------
                                               3,417,863      3,417,863
   Accumulated depreciation ..............      (435,869)      (264,380)
                                             -----------    -----------
                                               2,981,994      3,153,483
                                             -----------    -----------

Intangible assets ........................       206,577        206,577
Accumulated amortization .................       (33,758)       (20,476)
                                             -----------    -----------
                                                 172,819        186,101
                                             -----------    -----------

     Total assets ........................   $ 4,258,079    $ 4,007,812
                                             -----------    -----------

Liabilities and Members' (Deficit) Equity:
Liabilities:
Accounts payable and accrued expenses ....   $   426,001    $   327,062
Due to affiliates ........................       267,989           --
Management fee payable ...................       100,000        125,000
Notes payable to Members .................     3,601,000      1,500,000
                                             -----------    -----------

     Total current liabilities ...........     4,394,990      1,952,062

Commitments and contingencies

Total Members' (deficit) equity ..........      (136,911)     2,055,750
                                             -----------    -----------
     Total liabilities and members'
      (deficit) equity ...................   $ 4,258,079    $ 4,007,812
                                             -----------    -----------




                See accompanying notes to the financial statement

Indeck Maine Energy, L.L.C.
Statement of Operations
--------------------------------------------------------------------------------

                                                              For the
                                                            period from
                                                             inception
                                For the         For the       April 1,
                               year ended     year ended      1997) to
                                December       December       December
                                31, 1999       31, 1998       31, 1997
                              -----------    -----------    -----------

Revenues ..................   $ 1,391,039    $ 1,430,296    $ 2,991,793

Operating expenses ........     3,478,842      2,800,185      4,399,670
                              -----------    -----------    -----------

   Loss from operations ...    (2,087,803)    (1,369,889)    (1,407,877)

Other (expense) income, net      (104,858)       (47,711)        23,212
                              -----------    -----------    -----------

   Net loss ...............   $(2,192,661)   $(1,417,600)   $(1,384,665)
                              -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997
--------------------------------------------------------------------------------

                                    Indeck Energy   Ridgewood
                                    Services, Inc.  Maine, LLC       Total
                                     -----------    -----------    -----------

Initial contributions ............   $     1,000    $ 4,857,015    $ 4,858,015

Net loss .........................          --       (1,384,665)    (1,384,665)
                                     -----------    -----------    -----------

Members' equity, December 31, 1997         1,000      3,472,350      3,473,350

Net loss .........................          --       (1,417,600)    (1,417,600)
                                     -----------    -----------    -----------

Members' equity, December 31, 1998         1,000      2,054,750      2,055,750

Net loss .........................        (1,000)    (2,191,661)    (2,192,661)
                                     -----------    -----------    -----------

Members' equity (deficit),
 December 31, 1999 ...............   $      --      $  (136,911)   $  (136,911)
                                     -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                  For the
                                                                period from
                                                                 inception
                                    For the         For the       April 1,
                                   year ended     year ended      1997) to
                                    December       December       December
                                    31, 1999       31, 1998       31, 1997
                                  -----------    -----------    -----------
Cash flows from operating
 activities
 Net loss ......................   $(2,192,661)   $(1,417,600)   $(1,384,665)
                                   -----------    -----------    -----------
 Adjustments to reconcile net
  loss to net cash flows
  used in operating activities
  Depreciation and amortization        184,771        184,771        100,085
  Changes in assets and
   liabilities:
  (Increase) decrease in
   accounts receivable .........       (88,554)       205,704       (391,512)
  Decrease (increase) in
   inventories .................       133,506         71,955       (350,659)
  Decrease (increase) in
   prepaid expenses ............        82,704        (91,424)       (18,544)
  Increase (decrease) in
   accounts payable and accrued
   expenses ....................        98,939       (560,621)       887,683
  Increase in due to affiliates        267,989           --             --
  (Decrease) increase in
   management fee payable ......       (25,000)       100,000         25,000
                                   -----------    -----------    -----------
  Total adjustments ............       654,355        (89,615)       252,053
                                   -----------    -----------    -----------
Net cash used in operating
 activities ....................    (1,538,306)    (1,507,215)    (1,132,612)
                                   -----------    -----------    -----------

Cash flows from investing
 activities
Capital expenditures ...........          --             --         (604,757)
Acquisition of intangible assets          --             --          (19,683)
                                   -----------    -----------    -----------
Net cash used in investing
 activities ....................          --             --         (624,440)
                                   -----------    -----------    -----------

Cash flows from financing
 activities
Capital contributions ..........          --             --        4,858,015
Payment of note payable -
 affiliate .....................          --             --       (3,300,000)
Issuance of notes payable ......     2,101,000      1,500,000        300,000
                                   -----------    -----------    -----------
Net cash provided by financing
 activities ....................     2,101,000      1,500,000      1,858,015
                                   -----------    -----------    -----------

Net increase (decrease) in cash
 and cash equivalents ..........       562,694         (7,215)       100,963

Cash and cash equivalents,
 beginning of period ...........        93,748        100,963           --
                                   -----------    -----------    -----------

Cash and cash equivalents,
 end of period .................   $   656,442    $    93,748    $   100,963
                                   -----------    -----------    -----------

Non-cash activities: On April 1, 1997, land, power generation facilities, equipment and intangible assets were acquired from Indeck Power Overseas Limited, a related entity, for $3,000,000 through the issuance of a note payable.



               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Description of Business

Indeck Maine Energy, L.L.C. (the "Company") is a limited liability company formed on April 1, 1997 for the purpose of acquiring, operating and managing two wood-fired electric generation facilities (the "Facilities"). The Facilities commenced operations on June 10, 1997. On June 11, 1997, Ridgewood Maine, LLC ("Ridgewood") contributed $4,857,015 for a membership interest.

a. Ridgewood's Priority Return from Operations: Ridgewood's Priority Return From Operations is an amount equal to 18% per annum of $14 million, increased by the amount of any additional contribution made by Ridgewood and reduced by the amount of distributions to Ridgewood of Net Cash Flow From Capital Events, as defined.

b. Allocation of Profits and Losses: In accordance with the Operating Agreement, profits and losses, as defined, are allocated as follows:

First, profits shall be allocated to each Member, other than Ridgewood, until the cumulative amount of profits allocated is equal to the amount of distributions made or to be made to each Member pursuant to the distributions provisions of the Operating Agreement.

Second, all remaining profits and losses shall be allocated to Ridgewood. Also, all depreciation shall be allocated to Ridgewood.

Losses and depreciation allocated to Members in accordance with the Operating Agreement may not exceed the amount that would cause such members to have an Adjusted Capital account Deficit, as defined, at the end of such year. All losses and depreciation in excess of this limitation shall be allocated to the remaining Members who will not be subject to this limitation, in proportion to and to the extent of their positive Capital Account Balances, as defined.

Also, if in any fiscal year a Member unexpectedly receives an adjustment, allocation or distribution as described in the Operating Agreement, and such allocation or distribution causes or increases an Adjusted Capital Account Deficit for such fiscal year, such Member shall be allocated items of income and gain in an amount and manner sufficient to eliminate such Adjusted Capital Account Deficit as quickly as possible.

c. Distributions of Net Cash Flows From Operations: For each Fiscal year, the Company shall distribute Net Cash Flow From Operations, as defined, to the Members as follows:

First, the Company shall distribute to Ridgewood 100% of Net Cash Flow From Operations until Ridgewood has received the full amount of any unpaid portion of Ridgewood's Priority Return From Operations, as defined, for any preceding fiscal year,

Second, the Company shall distribute to Ridgewood 100% of Net Cash Flow From Operations until Ridgewood has received Ridgewood's Priority Return From Operations for the current fiscal year.

Third, the Company shall distribute 100% of Net Cash Flow From Operations to the Members, other than Ridgewood, in accordance with the respective interests of such Members until such Members have collectively received an amount equal to the amount distributed to Ridgewood during the current fiscal year.

Fourth, the Company shall thereafter distribute any remaining balance of Net Cash Flow From Operations 25% to Ridgewood and 75% to the remaining Members, in accordance with the respective interest of such Members, until such time as Ridgewood has received aggregate distributions equal to Ridgewood's Initial Capital Contribution, as defined. At such time, the distribution percentages shall be amended to 50% Ridgewood and 50% to the remaining Members.

d. Distributions of Net Cash Flow From Capital Events: The Company shall distribute Net Cash Flow From Capital Events, as defined, 50% to Ridgewood and 50% to the remaining Members, in accordance with the respective interests of such Members.

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

Cash and cash equivalents
The Company considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Revenue is recognized when the power is transmitted or the service is provided. Interest income is recorded when earned.

Inventories
Inventories, consisting of wood and propane, are stated at cost, with cost being determined on the first-in, first-out method.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years. During the years ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997, the Company recorded depreciation expense of $171,489, $171,489 and $92,891, respectively.

Intangible assets
Intangible assets are amortized over 20 years on a straight-line basis. During the years ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997, the Company recorded amortization expense of $13,282, $13,282 and $7,194.

Significant Customers
During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues. Other customers individually accounted for less than 10% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the partners.

3.       Notes Payable

Notes payable consist of the following at December 31, 1999:

Note payable to Indeck Energy Services,
  Inc. (a Member),  due on demand with
  interest at 5% ........................   $1,800,500

Note payable to Ridgewood Maine, LLC
  (a Member), due on demand with interest
  at 5% .................................    1,800,500
                                            ----------

                                            $3,601,000
                                            ----------

4.       Operating Status

Both projects have temporarily suspended operations; one in December 1997 and the other in January 1998. It is management's intent not to operate these facilities, except during periods of peak demand, until profitable power sales contracts can be negotiated. Management is currently negotiating contracts with various utility companies and expects to commence operations in late 2000 or 2001. Based on forecasts related to these contracts, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The Members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in
Note 3.

5.       Related Party transactions

The Company is required to pay certain Members a fee for management services of $50,000 in 1997 and $100,000 per year thereafter. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 1999 or 1998.

The Company incurred expenses of approximately $770,000 and $1,189,000 for the year ended December 31, 1998 and for the period from inception (April 1, 1997) through December 31, 1997, respectively, from Indeck Operations, Inc. and Indeck Energy Services, Inc., companies affiliated through common ownership, for the operation, maintenance and administration of the Company's facilities. At December 31, 1998, approximately $57,000 of these charges were in accounts payable.

Under an Operating Agreement with the Trusts, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1999, Ridgewood Management charged the Company $197,825 for overhead items allocated based on time records and in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods

6.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. The Company has not recorded any of the disputed revenues in the financial statements and it is too early to estimate the outcome of the dispute.