Form 10-Q
period 2000-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2000-05-15
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                 March 31, 2000

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                   March 31,        December 31,
                                                     2000               1999
                                                  (unaudited)
                                                   ----------       ---------
Assets:
Cash and cash equivalents ....................   $    976,737    $    893,383
Accounts receivable, trade ...................        598,194         613,002
Due from affiliates ..........................        406,273         442,432
Other assets .................................         50,334          60,863
                                                   ----------       ---------
    Total current assets .....................      2,031,538       2,009,680
                                                   ----------       ---------
Investments:
Maine Hydro Projects .........................      5,919,022       5,663,505
Maine Biomass Projects .......................      5,755,455       5,825,271
Santee River Rubber ..........................      4,008,753       4,090,601
Electric power equipment held for resale .....        250,000         250,000

Plant and equipment ..........................     16,790,446      16,789,544
Accumulated depreciation .....................     (3,179,122)     (2,957,855)
                                                   ----------       ---------
                                                   13,611,324      13,831,689
                                                   ----------       ---------

Electric power sales contract ................      8,338,040       8,338,040
Accumulated amortization .....................     (2,196,911)     (2,057,950)
                                                   ----------       ---------
                                                    6,141,129       6,280,090
                                                   ----------       ---------

Spare parts inventory ........................        838,142         838,142
Debt reserve fund ............................        672,267         666,346
                                                   ----------       ---------
    Total assets .............................   $ 39,227,630    $ 39,455,324
                                                   ----------       ---------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt .........   $    734,341    $    716,995
Borrowings under line of credit facility .....        500,000            --
Accounts payable and accrued expenses ........        817,383         611,750
Due to affiliates ............................        113,753         341,018
                                                   ----------       ---------
  Total current liabilities ..................      2,165,477       1,669,763

Long-term debt, less current portion .........      3,306,586       3,479,460
Minority interest in the Providence Project ..      5,865,944       5,924,813

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding)                    28,015,793      28,502,542
Managing shareholder's accumulated deficit
 (1 management share isssued and outstanding)        (126,170)       (121,254)
                                                   ----------       ---------
  Total shareholders' equity .................     27,889,623      28,381,288
                                                   ----------       ---------
  Total liabilities and shareholders' equity .   $ 39,227,630    $ 39,455,324
                                                   ----------       ---------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                 March 31,       March 31,
                                                    2000            1999
                                                 ----------    -----------

Net sales ...................................   $ 1,773,779    $ 1,701,399
Sublease income .............................        92,250         92,250
                                                 ----------    -----------
              Total revenue .................     1,866,029      1,793,649
                                                 ----------    -----------

Cost of sales ...............................     1,580,798      1,521,989
                                                 ----------    -----------

Gross profit ................................       285,231        271,660

General and administrative expenses .........       144,541        182,631
Management fee ..............................       106,430        116,817
                                                 ----------    -----------
               Total other operating expenses       250,971        299,448
                                                 ----------    -----------

Income (loss) from operations ...............        34,260        (27,788)
                                                 ----------    -----------

Other income (expense):
      Interest income .......................         8,710         23,572
      Interest expense ......................       (99,339)      (115,103)
      Income from Maine Hydro Projects ......       255,517        537,135
      Loss from Maine Biomass Projects ......       (69,816)      (168,403)
      Loss from Santee River Rubber .........       (81,848)        (7,432)
                                                 ----------    -----------
               Net other income .............        13,224        269,769
                                                 ----------    -----------

Income before minority interest .............        47,484        241,981

Minority interest in the earnings of the
  Providence Project                                (57,731)       (65,303)
                                                 ----------    -----------
Net loss ....................................   $   (10,247)   $   176,678
                                                 ----------    -----------


        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                             Managing
                           Shareholders     Shareholder     Total
                           ------------     -----------   ------------
Shareholders' equity,
 December 31, 1999 ....   $ 28,502,542        (121,254)   $ 28,381,288

Cash distributions ....       (476,604)         (4,814)       (481,418)

Net loss for the period        (10,145)           (102)        (10,247)
                           ------------     -----------   ------------
Shareholders' equity,
 March 31, 2000 .......   $ 28,015,793    $   (126,170)   $ 27,889,623
                           ------------     -----------   ------------









          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                    Three Months Ended
                                              March 31, 2000    March 31, 1999
                                                ------------      ---------
Cash flows from operating activities:
 Net (loss) income ...........................   $   (10,247)   $   176,678
                                                ------------      ---------
 Adjustments to reconcile net income to net
  cash flows from operating activities
  Depreciation and amortization ..............       360,228        369,597
  Minority interest in earnings of the
   Providence Project ........................        57,731         65,303
  Income from unconsolidated Maine Hydro
   Projects ..................................      (255,517)      (537,135)
  Loss from unconsolidated Maine Biomass
   Projects ..................................        69,816        168,403
  Loss from unconsolidated Santee River Rubber        81,848          7,432
  Changes in assets and liabilities:
  Decrease in accounts receivable, trade .....        14,808         38,360
  Decrease in other assets ...................        10,529          3,456
  Increase (decrease) in accounts payable and
   accrued expenses ..........................       205,633       (131,166)
  (Decrease) increase in due from
   affiliates, net ...........................      (191,106)        99,943
                                                ------------      ---------
    Total adjustments ........................       353,970         84,193
                                                ------------      ---------
    Net cash provided by operating activities        343,723        260,871
                                                ------------      ---------

Cash flows from investing activities:
  Loans to Maine Biomass Projects ............          --         (100,250)
  Distributions from Santee River Rubber .....          --          104,501
  Capital expenditures .......................          (902)      (114,027)
                                                ------------      ---------
    Net cash used in investing activities ....          (902)      (109,776)
                                                ------------      ---------

Cash flows from financing activities:
  Borrowings under line of credit ............       500,000           --
  Cash distributions to shareholders .........      (481,418)      (722,425)
  Payments to reduce long-term debt ..........      (155,528)      (157,110)
  Increase in debt reserve fund ..............        (5,921)        (7,977)
  Distribution to minority interest ..........      (116,600)      (129,312)
                                                ------------      ---------
    Net cash used in financing activities ....      (259,467)    (1,016,824)
                                                ------------      ---------
Net increase (decrease) in cash and
 cash equivalents ............................        83,354       (865,729)

Cash and cash equivalents, beginning of year .       893,383      2,021,168
                                                ------------      ---------
Cash and cash equivalents, end of period .....   $   976,737    $ 1,155,439
                                                ------------      ---------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                                 Three Months Ended March 31,
                                   2000         1999
Total revenue ...............   $1,346,000   $1,861,000
Depreciation and amortization      280,000      274,000
Net income ..................      511,000    1,074,000

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                               Three Months Ended March 31,
                                    2000         1999
Total revenue ...............   $ 582,000    $ 166,000
Depreciation and amortization      13,000       13,000
Net loss ....................    (140,000)    (348,000)

Summary results of operations for the Santee River Rubber project, which is accounted for under the equity method, were as follows:

                               Three Months Ended March 31,
                                     2000          1999
Total revenue ...............   $   242,000           --
Depreciation and amortization          --             --
Net loss ....................    (1,387,000)      (494,000)

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

Results of Operations

     Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

In the first quarter of 2000, the Trust had total revenue of $1,866,000, which is a 4% increase from the total revenue of $1,794,000 in the same period in 1999 due to increased production at the Providence plant. Cost of sales also increased from $1,522,000 in the first quarter of 1999 to $1,581,000 in the same period in 2000 as a result of higher engine maintenance costs at the Providence Project.

General and administrative expenses in the first quarter of 2000 of $145,000 were $38,000 lower than the $183,000 incurred with the same period in 1999, due to lower accounting and professional fees. The management fee decreased from $117,000 in the first quarter of 1999 to $106,000 in the same period in 2000 as a result of lower Trust net asset balances used to determine such fees.

Interest income declined by $15,000 from $24,000 in the first quarter of 1999 to $9,000 in the first quarter of 2000 due to lower average cash balances. Interest expense was reduced by $16,000 from $115,000 in the first quarter of 1999 to $99,000 in the first quarter of 2000 due to lower borrowings outstanding at the Providence project.

Equity income from the Maine Hydro Projects decreased $281,000 from $537,000 in the first quarter of 1999 to $256,000 in the same period in 2000, due to lower production because the above-average river flows in 1999 did not recur in 2000. The equity loss from the shut-down Maine Biomass Projects decreased from $168,000 in the first quarter of 1999 to $70,000 in the same period in 2000 due to cost reductions and sales of installed capacity at the plants. The equity loss in the Santee River Rubber project increased from $7,000 in the first quarter of 1999 to $82,000 in the first quarter of 2000 due to the cost of staffing the project for the current testing and modification stage of the project.

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

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. In the first quarter of 2000, the Trust borrowed $500,000 under the credit facility.

As disclosed in the Trust's Annual Report on Form 10-K for the year 1999, the Santee River Project has experienced material design and performance inadequacies that will require additional sequential alterations and additional work to be paid for by the Contractor. The Contractor is continuing to make repairs and modifications at its own cost, but the Project requires additional capital in order for it to remain open and available to the Contractor for this work. The Trust and Environmental Processing Services, Inc., the developer, are discussing potential financing alternatives but no agreement has been reached and there is no assurance that agreement will be reached before the Project exhausts its working capital.

The Contractor is currently defraying debt service on the construction debt for the Project and is obligated to do so until August 9, 2000, when letters of credit securing the debt will become available

The Managing Shareholder announced a cessation of distributions in April 2000.

Obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons, repayment of borrowings under the line of credit and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that, during 2000, its cash flow from operations and line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Trust's most recent Annual Report on Form 10-K.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

                           PART II - OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIDGEWOOD ELECTRIC POWER TRUST IV
                                        Registrant


May 15, 2000                    By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)