Form 10-Q
period 2000-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2000-08-14
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                         Commission file Number 0-25430

                       RIDGEWOOD ELECTRIC POWER TRUST IV
            (Exact name of registrant as specified in its charter.)

        Delaware                                      22-3324608
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 2000

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
-------------------------------------------------------------------------------

                                                    June 30,       December 31,
                                                      2000            1999
                                                   ------------     -----------
Assets:                                                      (unaudited)

Cash and cash equivalents ......................   $  1,503,221    $    893,383
Accounts receivable, trade .....................        649,820         613,002
Due from affiliates ............................        785,447         442,432
Other assets ...................................         30,189          60,863
                                                   ------------    ------------
Total current assets ...........................      2,968,677       2,009,680
                                                   ------------    ------------

Investments:
Maine Hydro Projects ...........................      5,825,237       5,663,505
Maine Biomass Projects .........................      5,655,175       5,825,271
Santee River Rubber Project ....................      3,910,080       4,090,601
Electric power equipment held for resale .......        250,000         250,000

Plant and equipment ............................     16,790,857      16,789,544
Accumulated depreciation .......................     (3,413,157)     (2,957,855)
                                                   ------------    ------------
                                                     13,377,700      13,831,689
                                                   ------------    ------------
Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (2,335,877)     (2,057,950)
                                                   ------------    ------------
                                                      6,002,163       6,280,090
                                                   ------------    ------------
Spare parts inventory ..........................        838,142         838,142
Debt reserve fund ..............................        685,110         666,346
                                                   ------------    ------------
Total assets ...................................   $ 39,512,284    $ 39,455,324
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $    752,106    $    716,995
Borrowings under line of credit facility .......        500,000            --
Accounts payable and accrued expenses ..........        938,509         611,750
Due to affiliates ..............................        453,982         341,018
                                                   ------------    ------------
Total current liabilities ......................      2,644,597       1,669,763

Long-term debt, less current portion ...........      3,094,419       3,479,460
Minority interest in the Providence Project ....      5,791,536       5,924,813

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ................     28,106,981      28,502,542
Managing shareholder's accumulated
 deficit (1 management share issued and
 outstanding) ..................................       (125,249)       (121,254)
                                                   ------------    ------------
Total shareholders' equity .....................     27,981,732      28,381,288
                                                   ------------    ------------
Total liabilities and shareholders' equity .....   $ 39,512,284    $ 39,455,324
                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                           Six Months Ended            Three Months Ended
                      --------------------------    --------------------------
                        June 30,       June 30,      June 30,       June 30,
                          2000           1999          2000          1999
                      -----------    -----------    -----------    -----------
Net sales .........   $ 3,644,548    $ 3,486,909    $ 1,870,769    $ 1,785,510
Sublease income ...       184,500        184,500         92,250         92,250
                      -----------    -----------    -----------    -----------
 Total revenues ...     3,829,048      3,671,409      1,963,019      1,877,760

Cost of sales .....     3,091,687      3,086,051      1,510,889      1,564,062
                      -----------    -----------    -----------    -----------
Gross profit ......       737,361        585,358        452,130        313,698

General and
 administrative
 expenses .........       490,888        351,449        346,347        168,818
Management fee ....       213,220        233,634        106,790        116,817
Other expenses ....          --            4,780           --            4,780
                      -----------    -----------    -----------    -----------
 Total other
  operating
  expenses ........       704,108        589,863        453,137        290,415
                      -----------    -----------    -----------    -----------
Income (loss)
 from operations ..        33,253         (4,505)        (1,007)        23,283
                      -----------    -----------    -----------    -----------
Other income
 (expense):
 Interest income ..        40,492         45,576         31,782         22,004
 Interest expense .      (194,496)      (226,406)       (95,157)      (111,303)
 Income from Maine
  Hydro Projects ..       661,732        654,661        406,215        117,526
 (Loss) income
  from Santee River
  Rubber Project ..      (180,521)        63,835       (110,705)        71,267
 Loss from Maine
  Biomass Projects       (170,096)      (410,497)       (88,248)      (242,094)
                      -----------    -----------    -----------    -----------
 Net other
  income (loss) ...       157,111        127,169        143,887       (142,600)
                      -----------    -----------    -----------    -----------
Income (loss)
 before minority
 interest .........       190,364        122,664        142,880       (119,317)
Minority interest
 in the earnings
 of the Providence
 Project ..........      (108,502)       (83,452)       (50,771)       (18,149)
                      -----------    -----------    -----------    -----------
Net income (loss) .   $    81,862    $    39,212    $    92,109    $  (137,466)
                      -----------    -----------    -----------    -----------






        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Managing
                            Shareholders     Shareholder      Total
                            ------------    ------------    ------------


Shareholders' equity,
 December 31, 1999 ......   $ 28,502,542    $   (121,254)   $ 28,381,288

Cash distributions ......       (476,604)         (4,814)       (481,418)

Net income for the period         81,043             819          81,862
                            ------------    ------------    ------------

Shareholders' equity,
 June 30, 2000 ..........   $ 28,106,981    $   (125,249)   $ 27,981,732
                            ------------    ------------    ------------











          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                               Six Months Ended
                                           --------------------------
                                          June 30, 2000    June 30, 1999
                                           -----------     ----------
Cash flows from operating activities:
Net income .............................   $    81,862    $    39,212
                                           -----------     ----------
Adjustments  to  reconcile  net
 income to net cash  flows  from
 operating activities:
 Depreciation and amortization .........       733,229        739,190
 Minority interest in earnings
  of the Providence Project ............       108,502         83,452
 Income from Maine Hydro Projects ......      (661,732)      (654,661)
 Loss from Maine Biomass Projects ......       170,096        410,497
 Loss (income) from Santee River
  Rubber Project .......................       180,521        (63,835)
 Changes in assets and liabilities:
  Increase in accounts receivable,
   trade ...............................       (36,818)      (583,751)
  (Increase) decrease in due from
   affiliates ..........................      (343,015)       131,092
  Decrease in other assets .............        30,674          8,422
  Increase (decrease) in accounts
   payable and accrued expenses ........       326,759        (43,891)
  Increase in due to affiliates ........       112,964        481,833
                                           -----------    -----------
  Total adjustments ....................       621,180        508,348
                                           -----------    -----------
Net cash provided by operating
   activities ..........................       703,042        547,560
                                           -----------    -----------
Cash flows from investing activities:
Loans to Maine Biomass Projects ........          --         (225,000)
Distributions from Maine Hydro
 Projects ..............................       500,000        400,000
Distributions from Santee River
 Rubber Project ........................          --          182,950
Capital expenditures ...................        (1,313)      (292,195)
                                           -----------    -----------
Net cash provided by investing
 activities ............................       498,687         65,755
                                           -----------    -----------
Cash flows from financing activities:
Borrowing under line of credit
 facility ..............................       500,000           --
Cash distributions to shareholders .....      (481,418)      (915,071)
Payments to reduce long-term debt ......      (349,930)      (318,021)
Increase in debt reserve fund ..........       (18,764)       (12,999)
Distribution to minority interest ......      (241,779)      (289,083)
                                           -----------    -----------
Net cash used in financing activities ..      (591,891)    (1,535,174)
                                           -----------    -----------
Net increase (decrease) in cash and
 cash equivalents ......................       609,838       (921,859)
Cash and cash equivalents, beginning
 of year ...............................       893,383      2,021,168
                                           -----------    -----------
Cash and cash equivalents, end of period   $ 1,503,221    $ 1,099,309
                                           -----------    -----------


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

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                                Six Months Ended June 30,
                                  2000         1999
                                  ----         ----
Total revenue ...............   $2,855,000   $2,861,000
Depreciation and amortization      561,000      551,000
Net income ..................    1,323,000    1,309,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                                Six Months Ended June 30,
                                    2000        1999
                                    ----        ----
Total revenue ...............   $ 1,312,000    $   575,000
Depreciation and amortization       118,000         90,000
Net loss ....................      (340,000)      (821,000)

Summary results of operations for the Santee River Rubber Project, which is accounted for under the equity method, were as follows:

                                 Six Months Ended June 30,
                                    2000            1999
                                    ----            ----
Total revenue ...............   $   601,000           --
Depreciation and amortization          --             --
Net loss ....................    (2,166,000)      (668,000)

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

Results of Operations

In the second quarter of 2000, the Trust had total revenue of $1,963,000, which is comparable with total revenue of $1,878,000 in the same period in 1999. Total revenues for the first six months of 2000 of $3,829,000 were also comparable with total revenue of $3,671,000 in the same period in 1999. Cost of sales of $1,511,000 in the second quarter of 2000 ($3,092,000 in the first six months of 2000) were also comparable with the cost of sales of $1,564,000 in the same period in 1999 ($3,086,000 in the first six months of 1999).

General and administrative expenses in the second quarter of 2000 of $346,000 were higher than the $169,000 recorded in the same period in 1999, primarily due to higher legal fees related to a potential investment that was abandoned in prior years. General and administrative expenses for the first six months of 2000 of $491,000 were also higher than the $352,000 recorded in the same period in 1999 for the same reason. Management fees of $107,000 in the second quarter of 2000 ($213,000 in the first six months of 2000) were comparable to the $117,000 in the same period in 1999 ($234,000 in the first six months of 1999).

Interest expense was reduced from $111,000 in the second quarter of 1999 ($226,000 for the first six months of 1999) to $95,000 in the second quarter of 2000 ($194,000 for the first six months of 2000) due to lower borrowings outstanding at the Providence Project.

Although equity income from the Maine Hydro Projects for the first six months of 2000 of $662,000 was comparable to $655,000 in the same period of 1999, income in the second quarter of 2000 of $406,000 was substantially higher than the second quarter 1999 income of $118,000. The river flows were higher in the second quarter of 2000 compared to the prior year but lower in the first quarter of 2000 compared to the prior year.

The equity loss from the shut-down Maine Biomass Projects decreased from $242,000 in the second quarter of 1999 ($410,000 for the first six months of 1999) to $88,000 in the second quarter of 2000 ($170,000 for the first six months of 2000) due to higher energy revenues and reduced maintenance costs.

The Trust recorded losses from its equity interest in the Santee River Rubber in 2000 ($181,000 for the first six months and $111,000 in the second quarter) compared to income in 1999 ($64,000 for the first six months and $71,000 in the second quarter) because the project was under construction in 1999, but was fully staffed and undergoing testing in 2000.

The increase in the minority interest in the earnings of the Providence Project from $18,000 in the second quarter of 1999 ($83,000 for the first six months of 1999) to $51,000 in the second quarter of 2000 ($109,000 for the first six months of 2000) is a result of higher earnings from the Providence Project caused primarily by lower maintenance costs.

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

As disclosed in the Trust's Annual Report on Form 10-K for the year 1999, the Santee River Project did not operate at full capacity because of design and equipment performance problems. The Project's general contractor, as required, began repairs and modifications at its own cost in January 2000, but the Project has required additional capital in order to pay for normal operating costs and to allow the contractor to finish pre-operating testing.

In late May 2000, Environmental Processing Services, Inc., the Project's developer, informed the Trust that the Project needed substantial additional money to pay for its operating expenses while the repairs were completed and during the testing. Intensive negotiations then began between Environmental Processing, Ridgewood Power, the Project's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the bondholders agreed to allow $275,000 to be drawn from the debt service reserves for operating expenses and the Trust and Ridgewood Electric Power Trust V advanced $92,000 and $183,000, respectively, for that purpose. The Project is operating on an irregular schedule because of raw material and operating cost delays, but it is possible that the pre-operating test will be completed during the week of August 14, 2000. The Project may or may not then shut down for an indefinite period while negotiations for further financing continue. Although Ridgewood Power has been informally advised that the Project has obtained an extension of a payment due date on its bonds, the Project may enter bankruptcy or insolvency proceedings. Ridgewood Power, the Project's bondholders, outside financing and management sources and principals of Environmental Processing continue to discuss potential financing alternatives. Any new financing from sources other than the Trust or the results of a bankruptcy reorganization might dilute, subordinate or possibly eliminate the Trust's equity interest. As of the date of this Quarterly Report, the Trust believes that the Project can be refinanced on a basis that will eventually allow the Trust to make a profit on the investment.

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

The Trust anticipates that, during 2000, its cash flow from operations and the line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 2, 2000, Indeck Maine Energy LLC, the owner of the Maine Biomass Projects, brought a complaint before the Federal Energy Regulatory Commission (Docket No. EL00-80-000) requesting FERC to remove bid restrictions imposed on Indeck by ISO-New England, Inc., the operator of the New England Power Pool. Those restrictions capped the price that the ISO would pay for Indeck's electric power output at approximately $810 per megawatt-hour, substantially less than Indeck's own bids. The complaint also challenged the ISO's authority to impose those restrictions. On July 26, 2000 FERC ordered the ISO "to remove the bid restrictions previously imposed on Indeck." FERC found that the ISO had not provided any evidence to support its conclusion that the Indeck power bids materially affected the markets. That conclusion was a necessary condition for imposing the restrictions.

Because of their cost structure, the Maine Biomass Projects currently run only during power shortages in the summer and occasionally at other times when transmission constraints or local problems require their use. Thus the lifting of the bid restrictions will not result in revenue increases unless a power shortage or similar situation occurs in the future. The Trust does not expect any such situation to occur during the rest of the summer, although the weather in particular is unpredictable.

The FERC order does not expressly lift the bid restrictions for earlier dates in 2000 and certain dates in 1999 on which the Projects sold power to the ISO and there is some language in the order that could be read to say that FERC did not invalidate the prior bid restrictions. The Trust believes that the order clearly rejected the reasons given by the ISO for capping Indeck's prices on most of those dates and also discredited the ISO's decision to impose caps retroactively for the 1999 dates. The Trust intends to bring additional complaints at FERC to clarify the order, to rescind the price caps for those prior dates on which the Projects sold power and to recover additional compensation for those sales based on the prices that Indeck had submitted. Until such proceedings are resolved favorably to Indeck or unless a settlement with the ISO results, the Trust will receive no additional revenue from the ISO for those prior dates.

In addition, the ISO has escrowed approximately $287,000 of Indeck's revenues, based on the ISO's assertion that an overpayment was made for a price-capped event in October 1999. The Trust expects to bring an additional proceeding in the appropriate forum to recover the escrowed amount and to invalidate the caps.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




              RIDGEWOOD ELECTRIC POWER TRUST IV
                        Registrant


August 14, 2000                 By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)