Form 10-Q
period 2000-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2000-11-14
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

Item 1. Financial Statements












                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 2000

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet


                                                  September 30,    December 31,
                                                        2000           1999
                                                    -----------    ------------
Assets:                                             (unaudited)

Cash and cash equivalents ......................   $  1,121,063    $    893,383
Accounts receivable, trade .....................      1,279,045         613,002
Due from affiliates ............................        907,125         442,432
Other assets ...................................         74,237          60,863
                                                   ------------    ------------
 Total current assets ..........................      3,381,470       2,009,680
                                                   ------------    ------------
Investments:
Maine Hydro Projects ...........................      5,142,875       5,663,505
Maine Biomass Projects .........................      5,529,722       5,825,271
Santee River Rubber Project ....................           --         4,090,601
Electric power equipment held for resale .......        250,000         250,000

Plant and equipment ............................     16,824,198      16,789,544
Accumulated depreciation .......................     (3,691,680)     (2,957,855)
                                                   ------------    ------------
                                                     13,132,518      13,831,689
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (2,474,843)     (2,057,950)
                                                   ------------    ------------
                                                      5,863,197       6,280,090
                                                   ------------    ------------

Spare parts inventory ..........................        838,142         838,142
Debt reserve fund ..............................        695,983         666,346
                                                   ------------    ------------
 Total assets ..................................   $ 34,833,907    $ 39,455,324
                                                   ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ...........   $    770,302    $    716,995
Accounts payable and accrued expenses ..........      1,409,129         611,750
Due to affiliates ..............................        703,057         341,018
                                                   ------------    ------------
 Total current liabilities .....................      2,882,488       1,669,763

Long-term debt, less current portion ...........      2,894,884       3,479,460
Minority interest in the Providence Project ....      5,722,516       5,924,813

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8875
 investor shares issued
   and outstanding) ............................     23,505,746      28,502,542
Managing shareholder's accumulated deficit (1
   management share issued and outstanding) ....       (171,727)       (121,254)
                                                   -----------     ------------
 Total shareholders' equity ....................     23,334,019      28,381,288
                                                   ------------    ------------

 Total liabilities and shareholders' equity ....   $ 34,833,907    $ 39,455,324
                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended        Three Months Ended
                           ------------------------  -------------------------
                                September 30,               September 30,
                               2000         1999        2000          1999
                           -----------  -----------  -----------   -----------

Net sales ..............   $ 5,580,374  $ 5,325,510  $ 1,935,826   $ 1,838,601
Sublease income ........       276,750      276,750       92,250        92,250
                           -----------  -----------  -----------   -----------
  Total revenues .......     5,857,124    5,602,260    2,028,076     1,930,851

Cost of sales ..........     4,445,050    4,608,550    1,353,363     1,522,499
                           -----------  -----------  -----------    -----------

Gross profit ...........     1,412,074      993,710      674,713       408,352

General and
 administrative expenses       656,070      518,634      164,822       162,405
Management fee .........       212,860      350,451         --         116,817
Writedown of Santee
 River Rubber Project ..     3,910,080         --      3,910,080          --
                           -----------  -----------  -----------   -----------
 Total other
  operating expenses ...     4,779,010      869,085    4,074,902       279,222
                           -----------  -----------  -----------   -----------

Income (loss)
 from operations .......    (3,366,936)     124,625   (3,400,189)      129,130
                           -----------  -----------  -----------   -----------
Other income (expense):
Interest income ........        72,267      142,450       31,775        96,874
Interest expense .......      (285,371)    (333,816)     (90,875)     (107,410)
Income from Maine
 Hydro Projects ........       279,370      459,874     (382,363)     (194,787)
(Loss) income from
 Santee River Rubber
 Project ...............      (180,521)     104,583         --          40,748
Loss from Maine Biomass
 Projects ..............      (295,549)    (666,216)    (125,453)     (255,719)
                           -----------  -----------  -----------   -----------
Net other income (loss)       (409,804)    (293,125)    (566,916)     (420,294)
                           -----------  -----------  -----------   -----------
Loss before
 minority interest .....    (3,776,740)    (168,500)  (3,967,105)     (291,164)

Minority interest in
 the earnings of the
 Providence Project ....      (288,911)    (144,443)    (180,409)      (60,991)
                           -----------  -----------  -----------   -----------
Net loss ...............   $(4,065,651) $  (312,943) $(4,147,514)  $  (352,155)
                           -----------  -----------  -----------   -----------








        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder       Total
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ....   $ 28,502,542    $   (121,254)   $ 28,381,288

Cash distributions ....       (971,802)         (9,816)       (981,618)

Net loss for the period     (4,024,994)        (40,657)     (4,065,651)
                          ------------    ------------    ------------
Shareholders' equity,
 September 30, 2000 ...   $ 23,505,746    $   (171,727)   $ 23,334,019
                          ------------    ------------    ------------














          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                      Nine Months Ended
                                                  --------------------------
                                                 September 30,   September 30,
                                                     2000            1999
                                                  -----------    -----------
Cash flows from operating activities:
Net loss ......................................   $(4,065,651)   $  (312,943)
                                                  -----------    -----------
Adjustments  to  reconcile  net  loss
 to net  cash  flows  from  operating
 activities:
 Depreciation and amortization ................     1,150,718      1,108,788
 Minority interest in earnings of the
  Providence Project ..........................       288,911        144,443
 Income from Maine Hydro Projects .............      (279,370)      (459,874)
 Loss from Maine Biomass Projects .............       295,549        666,216
 Loss (income) from Santee River
  Rubber Project ..............................       180,521       (104,583)
 Writedown of investment in Santee
  River Rubber Project ........................     3,910,080
 Changes in assets and liabilities:
  Increase in accounts receivable, trade ......      (666,043)      (552,408)
  (Increase) decrease in due from
   affiliates .................................      (464,693)       243,777
  Increase in other assets ....................       (13,374)       (80,380)
  Increase (decrease) in accounts
   payable and accrued expenses ...............       797,379       (116,063)
  Increase in due to affiliates ...............       362,039        253,439
                                                  -----------    -----------
  Total adjustments ...........................     5,561,717      1,103,355
                                                  -----------    -----------
  Net cash provided by operating
   activities .................................     1,496,066        790,412
                                                  -----------    -----------
Cash flows from investing activities:
 Loans to Maine Biomass Projects ..............          --         (225,000)
 Distributions from Maine Hydro Projects ......       800,000        400,000
 Distributions from Santee River Rubber Project          --          341,428
 Capital expenditures .........................       (34,654)      (402,077)
                                                  -----------    -----------
  Net cash provided by investing activities ...       765,346        114,351
                                                  -----------    -----------
Cash flows from financing activities:
Borrowings under line of credit facility ......       500,000           --
Repayments of credit facility .................      (500,000)          --
Cash distributions to shareholders ............      (981,618)    (1,397,039)
Payments to reduce long-term debt .............      (531,269)      (482,824)
Increase in debt reserve fund .................       (29,637)       (20,879)
Distribution to minority interest .............      (491,208)      (358,497)
                                                  -----------    -----------
Net cash used in financing activities .........    (2,033,732)    (2,259,239)
                                                  -----------    -----------

Net increase (decrease) in cash and
 cash equivalents .............................       227,680     (1,354,476)

Cash and cash equivalents, beginning of year ..       893,383      2,021,168
                                                  -----------    -----------
Cash and cash equivalents, end of period ......   $ 1,121,063    $   666,692
                                                  -----------    -----------


           See accompanying notes to consolidated financial statements

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

2. Writedown of investment in Santee River Rubber Company

As previously disclosed in the Trust's Annual Reports on Form 10-K and its most recent Quarterly Report on Form 10-Q, dated August 14, 2000, the Trust beneficially owns a 33% preferred membership interest in Santee River Rubber Company, LLC ("Santee River"), a South Carolina limited liability company. Santee River has constructed a used tire recycling plant located in Berkeley County, South Carolina, financed with $32 million of industrial revenue bonds. During the third quarter of 2000, Ridgewood Power (on behalf of the Trust and Trust V), Environmental Processing Services, Inc. (the manager of the Santee River Project) and the holders of the Project's industrial revenue bonds attempted to negotiate a change in management and to refinance the Santee River Project. The negotiations failed and on October 26, 2000 Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company. As a result, the Trust recorded a writedown of $3,910,080 in the third quarter of 2000 to reduce the estimated fair value of the investment to zero.


3. Summary results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                                          Nine Months Ended September 30,
                                                 2000                  1999
                                                 ----                  ----
       Total revenue                        $ 3,082,000            $ 3,195,000
       Depreciation and amortization            841,000                829,000
       Net income                               559,000                920,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                                            Nine Months Ended September 30,
                                                2000                  1999
                                                ----                  ----
       Total revenue                        $ 1,838,000              $ 925,000
       Depreciation and amortization            177,000                136,000
       Net loss                                (591,000)            (1,332,000)

Summary results of operations for the Santee River Rubber Project, which is accounted for under the equity method, were as follows. Information for Santee River Rubber for 2000 is only through June 30, 2000 because third quarter information is not available. See note 2 above.

                                               Nine Months Ended September 30,
                                                 2000                     1999
       Total revenue                    $       601,000           $        ---
       Depreciation and amortization               ---                     ---
       Net loss                              (2,166,000)             (1,080,000)

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

Results of Operations

In the third quarter of 2000, the Trust had total revenue of $2,028,000, which is comparable with total revenue of $1,931,000 in the same period in 1999. Total revenues for the first nine months of 2000 of $5,857,000 were also comparable with total revenue of $5,602,000 in the same period in 1999. Cost of sales of $1,353,000 in the third quarter of 2000 ($4,445,000 in the first nine months of 2000) were also comparable with the cost of sales of $1,522,000 in the same period in 1999 ($4,609,000 in the first nine months of 1999). Overall gross margin in the first nine months of 2000 is improved due to lower maintenance and repair costs mainly at the Providence Project.

General and administrative expenses in the third quarter of 2000, and first nine months of 2000 were essentially even with the same periods in 1999. As discussed in Note 2 to the September 30, 2000 financial statements, the Trust recorded a writedown of $3,910,000 for the investment in the Santee River Rubber Company.

Interest income was reduced from $97,000 in the third quarter of 1999 ($142,000 for the first nine months of 1999) to $32,000 in the third quarter of 2000 ($72,000 for the first nine months of 2000) due lower cash balances in 2000.

Interest expense was reduced from $107,000 in the third quarter of 1999 ($334,000 for the first nine months of 1999) to $91,000 in the third quarter of 2000 ($285,000 for the first nine months of 2000) due to lower borrowings outstanding at the Providence Project.

Equity income from the Maine Hydro Projects for the first nine months of 2000 of $279,000 was lower compared to $460,000 in the same period of 1999, and the equity loss in the third quarter of 2000 of $382,000 was substantially higher than the third quarter 1999 loss of $195,000. Decreased overall revenues and higher maintenance and labor costs attributed to the shortfall.

The equity loss from the shut-down Maine Biomass Projects decreased from $256,000 in the third quarter of 1999 ($666,000 for the first nine months of 1999) to $125,000 in the third quarter of 2000 ($295,000 for the first nine months of 2000) due to higher energy revenues and reduced maintenance costs.

The Trust recorded a loss of $181,000 from its equity interest in the Santee River Rubber Project for the first nine months of 2000, compared to income in 1999 of $105,000. As previously stated in Note 2 of the September 30 financial statements, the Trust recorded a writedown of $3,910,000 in the Santee River Rubber Company.

The increase in the minority interest in the earnings of the Providence Project from $61,000 in the third quarter of 1999 ($144,000 for the first nine months of 1999) to $180,000 in the third quarter of 2000 ($289,000 for the first nine months of 2000) is a result of higher earnings from the Providence Project caused primarily by lower maintenance costs.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. In the first quarter of 2000, the Trust borrowed $500,000 under the credit facility, which was repaid in the third quarter of 2000.

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

     Indeck Maine

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

     Because of their cost structure, the Maine Biomass Projects currently run only during power shortages in the summer and occasionally at other times when transmission constraints or local problems require their use. Thus the lifting of the bid restrictions will not result in revenue increases unless a power shortage or similar situation occurs in the future. The Trust does not expect any such situation to occur during the rest of 2000, although the weather in particular is unpredictable.

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

     Indeck filed a Motion for Clarification, or Alternatively, Rehearing before FERC, requesting that FERC confirm that the ISO's May 2000 price caps were void and that Indeck is entitled to payment for those days.

     In addition, the ISO has escrowed approximately $287,000 of Indeck's revenues, based on the ISO's assertion that an overpayment was made for a price-capped event in October 1999. The Trust expects to bring an additional proceeding in the appropriate forum to recover the escrowed amount and to invalidate the caps.

     Indeck took action to recover payment for its operations at ISO-NE's request during October 1999 which were not addressed in the FERC order. On October 24, 2000, Indeck filed a complaint in the Superior Court of the State of Delaware against the IS0-New England, Inc. to recover from the ISO up to $27 million for electric power supplied to ISO-NE in October 1999 and for other costs incurred. No answer has yet been filed.

     Santee River Rubber Company

     As disclosed at Note 2 to the Consolidated Financial Statements, a Chapter 11 voluntary bankruptcy proceeding against Santee River Rubber Company was brought in the U.S. Bankruptcy Court for the District of South Carolina at Charleston on October 25, 2000. Currently, only Santee River Rubber Company is a party to the proceedings. Santee River Rubber Company is insolvent and requires reorganization and additional capital if it is to resume operation.

     Other

     On September 8, 2000, the Trust was named, along with the Managing Shareholder, in a lawsuit filed in the Maryland Circuit Court, Baltimore County, claiming that the Trust is responsible for alleged written misrepresentations made to the Trust and to other unaffiliated issuers by the investor's broker-dealer and registered representative. The total amount invested in the Trust by the plaintiff is $25,000.

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         ---------

                  None

(b)       Reports on Form 8-K
         1) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2000 in connection with the Santee River Rubber Company ("Santee River") filing a petition in bankruptcy in the United States Bankruptcy Court for the District of South Carolina on October 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        RIDGEWOOD ELECTRIC POWER TRUST IV
                                     Registrant


November 13, 2000               By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)