Form 10-K
period 2000-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2001-03-30
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $47,680,000.

Exhibit Index is located on page 40.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

         Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries.

         By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

         Ridgewood Electric Power Trust IV, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects") and similar capital projects in the environmental and infrastructure areas (also "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on September 30, 1996. It raised approximately
$47,680,000. Net of offering fees, commissions and expenses, the offering provided approximately $39,500,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has 958 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested approximately $29.2 million of its funds to the acquisition of interests in four Independent Power Projects, capital equipment and in a used tire reprocessing facility.

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

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Projects owned by the Trust and six other trusts ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate  Trustee for all six trusts;
and
o Ridgewood Capital Management LLC - A marketing affiliate and manager of six venture capital funds ("Ridgewood Capital").

     Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

     In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric  Power  Trust V ("Power  V");
o The Ridgewood Power Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund")

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

(b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent power generation and similar facilities.

(c)  Narrative Description of Business.

(1)  General Description.

         The Trust was formed to participate primarily in the development, construction and operation of Independent Power Projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users. The Trust was also authorized to invest in capital projects or processing plants that were anticipated to earn cash flows similar to those of Independent Power Projects.

         Historically, producers of electric power in the United States consisted of regulated utilities serving end use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most federal and state utility regulatory requirements, including the Public Utility Holding Company Act of 1935, as amended. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Providence, Maine Hydro and Maine Biomass Projects are Qualifying Facilities.

(2)  The Trust's Investments.

         (i)      The Providence Project

         The Trust and Power III acquired in April 1996 all of the equity interest in the Providence State Landfill Power Plant, located near Providence, Rhode Island. Power III invested $7.1 million in the Project and the Trust supplied the remainder of the $20 million investment in the Project. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the Trusts represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Project was encumbered by $5.4 million of debt maturing in installments through 2004. As of December 31, 2000, the total investment was $10,245,000.

         The Project burns methane gas generated by the decomposition of garbage in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company with a 20-year term remaining.

         The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency, for a royalty of 15% of net Project revenues (increasing to 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

         In order to increase output to the maximum and to allow engines to be rotated off-line for preventative maintenance, an additional engine and generator set were installed at the Project in spring 1997. Although this increased nominal Project capacity to 13.8 megawatts, the actual benefit is the ability to have one engine off-line at any time for maintenance and still produce the entire 12.0 Megawatts that can be sold under the existing Power Contract.

         See Item 3 - Legal Proceedings for information regarding certain environmental matters involving the Project.

(ii) California Pumping Project

         On December 31, 1995, the Trust purchased a package of 11 irrigation service engines which have an aggregate power output equivalent to 1.2 Megawatts (the "California Pumping Project") located in Ventura County, California, for a cash purchase price of approximately $354,000. In 1996, the Trust bought 9 additional engines with a rated equivalent capacity of 1.2 Megawatts from unaffiliated sellers at a price of $344,000. The total investment in the Project as of December 31, 2000 was $360,867.

         The California Pumping Project has been operating since 1992 and uses 20 natural-gas-fired reciprocating engines to provide power for irrigation wells which furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives. Until recently, the price charged by the California Pumping Project to the farmers represented a discount from the equivalent price the customers would have paid to purchase electric power from the incumbent utility. However, due to the dramatic increase in energy costs in California resulting from the state's deregulation attempt and the dramatic increase in the cost of natural gas and diesel fuel, it was apparent that the California Pumping Project could not sustain a discounted price to the farmers. As a result, the California Pumping Project wrote to all of the farmers under contract with it and informed them that effective February 1, 2001, the flat percentage discount for electric power was being eliminated and, in addition, a fuel-surcharge was being implemented in which the actual fuel costs would be passed on in full to the farmers. In addition, the California Pumping Project also offered to remove its engines if any farmer so requested as a result of the price increase and fuel pass-through. To date, no farmer has so requested.

         Prior to October 1998, the Trust had a management contract with the prior operator of the Project. As of October 1998, the Trust and the operator terminated the management agreement and RPM has operated the Project since that time.

         Power II, a prior investment program sponsored by the Managing Shareholder, owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

(iii) Maine Hydro Projects

         On December 23, 1996, the Trust purchased from Consolidated Hydro, Inc. a 50% interest in 14 small hydroelectric projects located in Maine. In order to increase diversification of the Trust's investments, Power V purchased the remaining 50% interest. Each Trust paid approximately $6,700,000 for its interest. The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,005,000.

         The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro-Electric Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. Certain of the contracts are subject to price re-determinations in 2001 based on the Maine Public Utilities Commission's computations of avoided cost.

         The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreements have a five-year term, expiring on June 30, 2001, and can be extended for two additional five-year terms by mutual consent.

(iv) Maine Biomass Projects

         On July 1, 1997, the Trust and Power V purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and Jonesboro, Maine. The Trust and Power V purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Power V provided an equal amount of the total purchase price.

         Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, Power V or any of their affiliates, owns the junior membership interest in Indeck Maine. The preferred membership interest entitles the Trust and Power V to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return to the Trust and Power V for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Power V together and 75% to Indeck, unless the Trust and Power V have recovered their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power V and (b) Indeck.

         Prior to March 1, 1999, Indeck Operations, Inc., an affiliate of Indeck, managed the plant and was reimbursed for its costs, pursuant to an amended operating agreement. However, by agreement of the Parties, effective March 1, 1999, operating control of the Projects was transferred to the Trust and Power V. Subsequently, the Trust and Power V engaged RPM to operate the Projects. RPM currently operates the Projects and charges its expenses to Indeck Maine at its cost.

         Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is wood chips, bark, sawmill residue and other forest related biomass. Both projects are Qualifying Facilities. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc., an independent, non-profit organization company.

         Due to the high costs associated with their operation, the Maine Biomass Projects are generally operated as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Projects are shut down but are capable of being restarted on several days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," or "ICAP", a measurement of the rated ability of a generating plant to produce electric power. Power plants are credited with installed capability whether or not they run. A member of NEPOOL that serves load (i.e., electric consumers)must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or were able to purchase it through ISO auction. However, on June 28, 2000, the Federal Energy Regulatory Commission ("FERC") issued an order that permitted the ISO to eliminate the ICAP auction market, indicating that in effect the auction was not useful and tended to create inflated prices for ICAP. The ICAP requirement, however, was not eliminated and the ISO, in response to FERC's order, instituted an administratively determined sanction for failure to have sufficient ICAP and a ICAP deficiency charge. Effective August 1, 2000, the ISO ICAP deficiency charge was $.17 kw/month, thereby making ICAP essentially worthless. The ISO action was challenged and FERC reinstated an $8.75 kw/month ICAP deficiency charge that had been previously used by NEPOOL. On rehearing, the FERC determined that the $.17 kw/month charge would apply for the period August 1, 2000 through April 1, 2001, and then the $8.75 deficiency charge would apply. The effect of these proceedings, is that subsequent to April 1, 2001, ICAP will have a significant market value and will be a valuable product to be sold by the Maine Biomass Projects. The Projects sold ICAP in 2000 to one utility buyer and earned revenues of approximately $1,050,000.

         With respect to sales of electric energy, on November 28, 2000, Indeck Maine entered into a "Power Sales Confirmation Agreement" with Constellation Power Source, Inc., ("Constellation") pursuant to which Indeck Maine will sell power to Constellation from the West Enfield Facility for a period beginning June 1, 2001 through February 28, 2002. The sale to Constellation is a "unit contingent sale" meaning essentially that Indeck Maine is not obligated to sell and deliver power to Constellation if the West Enfield Facility is not capable of producing such power. Moreover, Indeck Maine still has the Jonesboro Facility uncommitted and available for sales to the ISO during peak periods. In anticipation of such sales, Indeck Maine has begun certain major maintenance activities such as replacing the boiler control system and making certain other repairs. The budget for such maintenance for both facilities is estimated to be $740,000, but cost projections indicate that such maintenance will be completed below budgeted costs.

         For 2000, Indeck Maine funded the approximately $1.1 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans, Power V also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness. Neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(v) Santee River Rubber Company

         The Trust and Power V have purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River has built a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Power V purchased the interest through a limited liability company owned one-third by the Trust and two-thirds by Power V. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $4,490,000 and Power V provided the remaining $8,980,000 of the price. The remaining equity interest in Santee River is owned by a wholly owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS provided administrative services to Santee River during the construction of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is otherwise affiliated with or has any material relationship with the Trust, Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Facility that EPS generated prior to this transaction. Until a default, EPS has the right to designate two of three managers of Santee River and effectively controls Santee River.

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

         The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor's obligations under the Construction Contract will be guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the Construction Contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Facility operation.

         The Facility is designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The Facility basically freezes the tires, using liquid nitrogen obtained from a nearby air-processing plant, shatters the frozen rubber into small pieces, and grinds and processes the pieces to remove tire cord, steel belts and other non-rubber materials. The product is crumb-like pieces of rubber. The processing system includes both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. The final crumb rubber product was intended for use in manufacturing new tires or to replace virgin rubber in many applications. The Facility is located on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by Santee River. The Site is mortgaged as security for the bonds issued for the Facility.

         The Facility's performance test occurred in early August 2000. Although the test was interrupted several times due to insufficient working capital and problems with the supply of used tires, the test was completed on August 13, 2000. However, due to a severe lack of capital and certain other material problems, the Project was shut down shortly thereafter except for care-taking activities. On August 25, 2000, the Trustee of the industrial revenue bonds delivered a formal notice of default declaring Santee River in violation of the bond indentures and requiring that the violations be cured within 30 days. The violations were not cured.

         During the later part of 2000, the Trust and Power V made numerous proposals to EPS to refinance Santee River and provide operational management expertise. Such proposals were rejected by EPS. During the course of negotiations, the Trust and Power V became aware of possible questionable management practices and other transactions involving EPS. Accordingly, on September 8, 2000, Ridgewood Charleston Rubber, LLC ("Ridgewood Charleston")(the entity owned by the Trust and Power V that holds the interest in Santee River) filed an action in the U.S. District Court for the District of South Carolina against EPS, its principals and certain affiliates alleging self-dealing, mismanagement, breach of fiduciary duty and violation of the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Trusts are claiming damages in the amount of their invested capital, lost profits and other costs. On December 13, 2000, the Federal District Court in Charleston, upon a motion filed by EPS, ordered that all claims alleged by Ridgewood Charleston and pending before the Court, except for the RICO claims, be submitted to arbitration.

         On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. The arbitration ordered by the District Court has not yet commenced nor has the litigation instituted by Ridgewood Charleston been stayed or closed pending completion of the bankruptcy proceedings. Ridgewood Charleston has decided to not actively pursue discovery and take other actions regarding such litigation or arbitration in light of the bankruptcy proceedings and the discovery and other actions that the bankruptcy Trustee has conducted and is pursuing.

         In the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero.

     3)  Project Operation.

         The Trust, through the Managing Shareholder, operates the Providence Project, the California Pumping Project (since October 1, 1998) and the Maine Biomass Projects (since March 1, 1999). The Managing Shareholder has organized RPM to provide operating management for facilities operated by its investment programs. See Item 10 - Directors and Executive Officers of the Registrant for further information regarding the Operation Agreement and RPM. The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc. (formerly known as Consolidated Hydro, Inc.), which owns other hydroelectric facilities in the region.

          (i) Providence and Maine Hydro Projects. The Providence and Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term power purchase agreements ("Power Contracts") with their local distribution utilities. Under the Power Contracts for the Providence and Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels) at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied.

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

         The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Projects have a very limited ability to store water during high flows for use at low flow periods. Therefore, they produce electric energy and sell it as generated at the fixed rates provided in the Power Contracts. Distributions of net cash flow from the Maine Hydro Projects, whose financial statements are not consolidated with those of the Trust, are not treated as operating revenues. Instead they are considered to be income from investments to the extent of net earnings and as a return of capital otherwise.

         The Providence and Maine Hydro Projects are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

         (ii)  Maine Biomass plants

         The Maine Biomass Projects burn whole-tree wood chips, as well as wood from processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

         Although the Maine Biomass Projects are Qualifying Facilities, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity, such as the contract with Constellation as described above. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules. In 2000, five "electrical products" were bought and sold on the ISO's market. In addition to installed capability and energy (the power actually used by consumers), the market included four types of reserves (basically, the ability to turn on or increase the operating rate of electric generators within specified times to provide additional power quickly) and automatic generation control (a related ability).

         The Maine Biomass Projects submitted offers to sell their electric output for the summer of 1999 at relatively high prices with the expectation that the plants would be called upon by ISO only in the most extreme conditions. This strategy was necessary because of the relatively high costs of operating the plants without a long-term base load contract. In early July 1999, the ISO informed NEPOOL members that it would pay lower prices than those posted on its market Website on those three days in June. After considering ISO's stated reasons for reducing the posted prices and ISO's actions during June 1999, RPM concluded that ISO was determined to intervene in the markets and to prevent prices from rising to clearing levels during shortage periods. This would prevent profitable operation of the Projects. Accordingly, Indeck Maine revised its biding strategy such that the Maine Biomass Projects would only be called upon to dispatch during the highest peak days.

         In early October 1999, the ISO informed RPM that a scheduled transmission outage for October 16 and 17 required ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to the ISO to supply electric energy at a high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16, 1999. In November 1999, the ISO advised RPM that it would pay Indeck Maine only a total of approximately $5,000 for the energy the Projects produced on October 16, 1999, an amount significantly less than the amount Indeck Maine believes that it is owed for operation on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16, 1999 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

         The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. A number of states, including Massachusetts, Connecticut and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Although the Massachusetts and Connecticut requirements were to have gone into effect by spring 2000, delays in writing regulations defining renewable sources have effectively suspended the requirements. The Trust does not anticipate that Massachusetts and Connecticut or the other New England states that are considering such requirements will have requirements for loads to purchase renewable energy before 2001. Because there is yet no substantial enforced demand for renewable energy, these state requirements have not had a material effect on the price of renewable energy. Renewable energy is currently priced almost identically to that of non-renewable energy.

         In addition, in order to be competitive currently, the Maine Biomass Projects need access to transmission facilities at a reasonable price. In 2000, Indeck Maine Energy reached an agreement with its transmission provider, Bangor Hydro-Electric Company, to substantially reduce the rates charged to transmit electricity from the company's two plants to the interstate transmission grid. The agreed upon settlement was part of a rate case proceeding before the Federal Energy Regulatory Commission ("FERC"). The discounted rates agreed upon provide Indeck Maine with a substantial discount over the utility's usual transmission rate, thus it should substantially reduce operating costs at the Jonesboro and West Enfield power plants. A key objective of the company was to obtain these reduced transmission rates, as the prior utility rate had been an obstacle to the profitability of the two power plants and the utility had proposed to substantially increase its rates as well. The settlement agreement, including the Indeck Maine discount, was put into effect on an interim basis pending final action on the case by FERC.

         On February 26, 2001, the FERC issued an order approving the Indeck Maine Energy discount, along with most provisions of the Bangor Hydro rate case settlement, but modifying certain language in the settlement document. Within 30 days of this FERC order, Bangor Hydro must notify the Commission if it will agree to the changed language and also whether the other parties to the settlement will agree as well. Under the settlement's terms, all parties must agree if FERC orders any material change to the settlement's terms. If Bangor Hydro or another party does not agree to the settlement as modified by FERC, then the parties will have to attempt to renegotiate the case or go to trial on the rate case issues.

         Under the Indeck Maine discount, the utility agreed to give Indeck Maine specific discounted transmission rates for a period of 5 years. Pursuant to the settlement agreement, and only setting out the major terms, Indeck Maine will pay Bangor Hydro $7/kw/year for firm transmission service. At Indeck Maine's option it can also take firm transmission service on a monthly basis for $7/kw/year for all months except June, July and August, when the rate will be based on a $15/kw/year rate. After year three of the agreement, the transmission rate can increase under certain limited circumstances, but even in such an event Indeck Maine would only be required to meet the price offered by a competing transmission customer to retain the service. In contrast to the discounted rate agreed upon, it is estimated that a nondiscounted rate on Bangor Hydro would have been over $30/kw/yr, a large multiple of the discounted rate agreed upon.

         See, Item 3 "Legal Proceedings" for an update on the current litigation that the Indeck Projects are pursuing against ISO.

(iii)  California Pumping Project

         For much of the year 2000, the California Pumping Project was faced with significantly increased fuel costs and electric utility rates, with which it competes, that were relatively low for most of the year. As a result, the California Pumping Project operated at a loss and is expected to continue at a loss, although less so due to the elimination of the discount and fuel pass-through, unless gas prices fall significantly.

(iv)  Santee River Project

         The Santee Rive Project is currently subject to a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court in South Carolina. As a result of such proceeding, it is likely that the Project, or its assets, will be sold to a third-party purchaser and either operated by such purchaser, or dismantled and sold. RPM is actively involved in and following the bankruptcy proceedings and there is a possibility that any workout could involve the Trust. However, any such involvement may require further investments by the Trust. As indicated earlier, the Trust has written-off its entire investment in Santee River.

(v)   General considerations

         Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                                Calendar year
                                      2000          1999            1998

New England Power Company
  (Providence Project)               88.4%         89.4%           91.0%

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

         Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for, and other costs of, environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities.

         Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications that were filed last year but are still pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(6) - Business - Narrative Description of Business Regulatory Matters.

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

         However, recently, the State of California has experienced significant increases in the cost of wholesale power and the investor-owned utilities in California have suffered huge losses and are teetering on the brink of bankruptcy. While there are a variety of reasons that have contributed to the current state of affairs in California, the general consensus is that the problem has been caused by the method adopted by California to deregulate its electric market. For example, the IOUs in California were required to sell to unaffiliated third parties a large majority of their fossil-fueled electric generation facilities. In addition, the IOUs were required to sell all of their remaining generation to, and purchase all of their supply needs from, the California Power Exchange ("CalPx"), a day-ahead and day-off spot market. Finally, retail rates were frozen by the deregulation law at low levels and there was generally no market for installed capability. The IOUs are now purchasing their electric supply needs at wholesale prices significantly above the frozen retail rates they were permitted by AB 1890 to charge to retail customers. As a result, the IOUs have incurred substantial losses and unless some resolution is worked out, the IOUs may ultimately declare bankruptcy.

         Although it is anticipated that the New England area may experience a shortage of needed electric capacity in the near future, especially during the summer, which could contribute to an increase in prices, the generally view is that if such events were to occur, the impact would be significantly less than in California for a variety of reasons. For example, NEPOOL has an installed capability market, which California did not have. The installed capability requirements essentially mandates that generators have sufficient generation to serve load, plus a reserve margin, thereby helping to avoid the sever shortages that have occurred in California. Additionally, although there is a current cap on wholesale purchases in the NEPOOL market, such cap is $1,000 MWh, significantly above the $150 Mwh "soft cap" in California.

         With respect to Power Contracts, to date FERC and state authorities, except for California, have generally stated that existing Power Contracts will not be affected by deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry (including those in Maine) treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects' compliance with those Power Contracts vigorously.

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

         The Maine Biomass Projects do not have long-term Power Contracts and are exposed to the newly-deregulating market for electricity generation. Those Projects are sometimes described as "merchant power plants" because they sell their output on the open market subject to changing market prices. However, as indicated earlier, these projects can freely contract with other generators or power markets to sell electricity and ICAP at market rates through longer-term bilateral contracts. As indicated above, while New England is not expected to experience the sever shortages that California is currently experiencing, it is still nonetheless predicted that New England will experience a shortage of needed electric generation capacity in the near future. Additionally, the need for generation in the New York City area will be pronounced such that needed generation in the NEPOOL market may shift south to serve New York City. The Trust believes that NEPOOL over the next several years will provide significant opportunities for the Indeck Maine Projects to sell their electrical products at attractive and profitable prices.

         As indicated above, it is predicted that New England will experience a shortage of needed electric generation capacity in the near future.

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

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to, and wheel power for, Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity.

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

         Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities, which require Title V compliance, are or will be in compliance with such requirements.

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by storm water permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

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

         The Managing Shareholder expects that environmental and land use regulations may become more stringent. The Trust and the Managing Shareholder have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

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

     Accordingly, in September 1996 the Managing Shareholder made a proxy solicitation requesting that the Investors in this Trust approve a proposal to end the Trust's status as a business development company. The purpose of the change was to allow the Trust to invest with other programs sponsored by the Managing Shareholder, with only the approval of the Trust's Independent Trustees. The Independent Trustees may not be "interested persons" (as defined by law) of the Trust or the Managing Shareholder. The Managing Shareholder advised the Investors of its belief that the change would end the delays and uncertainties of seeking approval from the Commission for such transactions and therefore would increase opportunities for the Trust to diversify its investments and to increase the size and quality of the potential investment pool.

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

Item 3.  Legal Proceedings.

(i)      Providence

              In September 1998 the Region I office of the U.S. Environmental Protection Agency (the "EPA") filed an administrative proceeding against Ridgewood Providence Power Partners, L.P. ("RPPP"), a subsidiary of the Trust, seeking to recover civil penalties of up to $190,000 for alleged violations of operational recordkeeping and training requirements at the Providence Project. The penalty was reduced to $86,000, and was paid by the Providence Project in June 1999.

         In January 2000 and August 2000, the United States Environmental Protection Agency ("EPA") issued "Administrative Orders" to the Providence Project, the Rhode Island Resource Recovery Corporation ("RIRRC"), the owner and operator of the Johnston, Rhode Island landfill, and Central Gas Corporation, Central Gas LTD Partnership, LKD Central Limited Partnership and LKD Energy Corporation (collectively "GASCO"), the owner and operator of a gas collection system at the landfill which provides gas to the Providence Project. With respect to the Providence Project, the EPA believed it to be in violation of certain provisions of the Clean Air Act and certain federal regulations in connection with the Providence Project's operations at the Johnston, Rhode Island landfill. Although Ridgewood denies EPA's claims, EPA and Ridgewood have agreed to settle EPA's claims against Ridgewood through the mechanism of a Consent Agreement and Order that will fully resolve EPA's claims against the Providence Project in consideration of payment of an administrative penalty of approximately $25,000.

         In addition to the foregoing, the RIRRC and GASCO entities are being pursued by EPA for alleged violations of federal statutes and regulations concerning their operations. RIRRC and GASCO may or may not settle those claims with EPA. If GASCO or RIRRC do not settle EPA's claims, there is a potential that GASCO or RIRRC could assert claims against the Providence Project based on contractual agreements between Ridgewood, GASCO and RIRRC. The nature of such claims and any evaluation of the range of any potential exposure from them is premature at this time.


(ii)     Indeck Maine

         On June 2, 2000, Indeck Maine filed a "Complaint Requesting Fast Track Processing And Request For Immediate Action" with FERC seeking FERC's removal of bid restrictions placed on Indeck Maine's Projects. The Complaint asserted that the actions of the ISO in setting bid caps and unilaterally mitigating Indeck Maine's bids far exceeded its authority under the ISO's market rules. On July 26, 2000, FERC agreed with Indeck Maine and ruled that the ISO had no basis to impose bid restrictions upon Indeck Maine but, concluded, that "[w]e will grant Indeck's request to order ISO-NE to remove the bid caps on Indeck's units as of the date of this order." Unfortunately, FERC failed to rule that the ISO bid caps and other restrictions were improper from their inception. On August 25, 2000, Indeck Maine filed a motion with FERC seeking a clarification that the bid restrictions were improper from inception or, in the alternative, a rehearing on that issue. FERC has yet to rule on the matter.

         In addition, as stated above, in early October 1999, the ISO informed RPM that a scheduled transmission outage for October 16 and 17 required ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at an high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16 and, if they were paid in accordance with their offer terms, would have received in excess of $2.2 million. In November 1999, the ISO advised RPM that it would pay a total of $5,000 for the energy the Projects produced on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

         As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and Indeck Maine has filed a motion to remand the matter back to the Delaware courts. The motion has not yet bee decided by the Federal Court.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The Trust sold 476.9 Investor Shares of beneficial interest in the Trust in its private placement offering, which concluded on September 30, 1996. There is currently no established public trading market for the Investor Shares. As of the date of this Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and six other investment programs sponsored by the Managing Shareholder into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. (b) Holders

     As of the date of this Form 10-K, there are 958 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in 2000 and 1999:

                                          Year ended December 31,
                                            2000          1999
Total distributions to Investors          $476,604     $1,859,871
Distributions per Investor Share            $  999         $3,900
Distributions to Managing Shareholder       $4,814        $18,787

         The Trust suspended distributions beginning the second quarter of 2000 in order to conserve cash for future investments. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust, legal expenses and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

         The Trust's cash flow comes primarily from distributions from Projects. Those distributions are from cash flow of the Projects, which includes income of Projects plus funds representing depreciation and amortization charges taken by the Projects. Nevertheless, because the Projects are not consolidated with the Trust for accounting purposes, all funds received from Projects are considered to be revenue to the Trust for accounting purposes. Occasionally, distributions may also include funds derived from operating or debt service reserves or other non-cash charges against earnings. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
                     2000         1999       1998        1997        1996


Sales              $7,464,572 $7,179,229  $6,905,883 $6,810,911  $4,087,722
Net income(loss)  ($5,120,256)  (743,977)   (602,901)   402,777      72,769
Net assets
(shareholders'
  equity)        $22,779,614  28,381,288  31,003,923 35,023,361   38,746,599
Investments in
 Project devel-
 opment power
 generation
 equipment       $21,438,120   26,942,903  29,259,917 26,048,431   20,467,908
Investment
 in Power
 Contract(net
 of
 amortization)   $ 5,724,221    6,280,090   6,835,959  7,391,828    7,947,697
Total assets     $33,271,728   39,455,324  43,060,184 47,964,823   52,453,335
Long-term
obligations     $ 2,690,523    3,479,460   4,196,455  4,848,067    5,440,260
Per Share of
Trust Interest:
 Total Revenues $    16,426       15,828      15,258     15,059        $9,121
Net income(loss)$   (10,737)      (1,560)     (1,262)      (845)          153
Net asset value $    48,139       59,768      65,025     73,455        81,264
Distributions
 to Investors   $       999        3,900       7,096      6,894         3,517

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

Outlook

         The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The States that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Providence and Maine Hydro Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts. The Providence contract expires in 2020 and eleven of the Maine Hydro contracts expire in 2008 and the remaining three expire in 2007, 2014 and 2017. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Trust's Projects to operate profitably.

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

         The Maine Biomass Projects sold electricity under short-term contracts during 1997. The Projects were shutdown and had minimal operations in 1998, 1999 and 2000. One project will resume full time operations on June 1, 2001 and sell electricity to Constellation Power Source, Inc. under a nine-month contract that expires on February 28, 2001. The other project is currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to allow the Project to operate profitably.

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

         The Santee River Rubber Project was designed to process waste tires and generate high quality crumb rubber. Construction of the project began in 1998. In July 2000, the manager of the project informed the Trust that the project had run out of money. In October 2000, the project declared bankruptcy. The plant is shutdown and is not manned. The Trust wrote down its investment in the project to zero in the third quarter of 2000.

         The California Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

         Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

The year ended December 31, 2000 compared to the year ended December 31, 1999.

         In 2000, the Trust had a net loss of $5,120,000 as compared to a net loss of $744,000 in 1999. Excluding write-offs, the net losses were $808,000 and $539,000, respectively. The 2000 and 1999 net losses include the following results from projects:

Project                                        2000          1999
                                           -----------   -----------
Providence Project .............       (1)  $  397,000    $  310,000
Maine Hydro Projects ...........       (2)     252,000       849,000
Maine Biomass Projects .........       (2)    (640,000)   (1,007,000)
Santee River Rubber ............       (2)    (181,000)       49,000
California Pumping Project .....       (3)     (81,000)     (155,000)

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.
(3) Earnings

         Although revenues generated by the Providence Project in 2000 were similar to those of 1999, the increase in income from the project reflects reduced costs of engine maintenance resulting from revisions to the plant's maintenance program.

         The decrease in income from the Maine Hydro Projects reflects lower revenues and higher repair costs in 2000 compared to 1999. The improved revenues reflected lower-than-average rainfall, which increased water flow through the hydroelectric dams. The increase in repair costs were primarily caused by damaged generating equipment at one dam.

         The decrease in the loss from the shutdown Maine Biomass Projects from 1999 to 2000 reflects higher revenue related to the installed capacity of the plant. As discussed at Item 1(c)(3)(ii) above, the projects are in dispute with the ISO over the payment of certain revenues related to the plants' operation in 1999. The disputed payments were not recorded as income by the projects pending resolution of the disputes.

         The Trust recorded a loss from the Santee River Rubber project in 2000 compared to income in 1999, reflecting the Trust's share of the cost of staffing the plant in 2000 prior to the project's bankruptcy filing. In 1999, the plant was under construction and was not fully staffed.

         The loss from the California Pumping Project in 2000 was lower than the prior year's due to increases in the rates charged to customers, which more than offset the increase in fuel prices.

         The Trust-level expenses in 2000 and 1999 include management fees of $348,000 and $467,000, respectively. The decrease is a result of the lower net assets of the Trust in 2000 compared to 1999. In both 2000 and 1999, the Managing Shareholder decided to waive 50% of the fee it was entitled to. The
Managing Shareholder will resume taking 100% of the fee effective January 1, 2001. General and administrative expense increased from $710,000 in 1999 to $882,000 in 2000 due to legal expenses associated with the Trust's investment in the Santee River Rubber project. Other Trust-level expenses in 2000 and 1999 were comparable.

The year ended December 31, 1999 compared to the year ended December 31, 1998.

         In 1999, the Trust had a net loss of $744,000 as compared to a net loss of $602,000 in 1998. The 1999 and 1998 net losses include the following results from projects:

Project                                         1999      1998
                                          -----------   -----------
Providence Project .............       (1)  $  310,000   $  535,000
Maine Hydro Projects ...........       (2)     849,000      658,000
Maine Biomass Projects .........       (2)  (1,007,000)    (694,000)
Santee River Rubber ............       (2)      49,000      182,000
California Pumping Project .....       (3)    (155,000)    (131,000)

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.
(3) Earnings

         Although revenues generated by the Providence Project in 1999 were similar to those of 1998, the decrease in income from the project reflects increase costs of engine maintenance resulting from the unanticipated outages of two engines.

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

         The Trust income from the Santee River Rubber project in 1999 was lower than in 1998 reflecting the Trust's share of the cost of marketing and administration as the plant was being constructed.

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

Liquidity and Capital Resources

         In 2000 and 1999 the Trust's operating activities generated $2,360,000 and $974,0000 of cash, respectively. The higher level of cash from operations in 1999 primarily reflects decreases in maintenance costs and working capital at the Providence Project.

         In 1999, the Trust's investing activities generated $908,000 of cash compared to $105,000 in 2000. The decrease was primarily a result of reduced cash flows from the Maine Hydro Project and the Santee River Rubber Project.

         Cash used in financing activities decreased from $3,010,000 in 1999 to $1,702,000 primarily due to a cessation of distributions to shareholders in the second quarter of 2000.

         During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. The credit line was extended until March 2001. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1999 or 1998. In 2000, the Trust borrowed $500,000 under the line of credit to meet its working capital requirements. This amount was repaid in 2000.

         Obligations of the Trust are generally limited to payment of Project operating expenses, repayment of borrowings under the line of credit, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

         The Trust anticipates that during 2001 its cash flow from operations will be adequate to meet its obligations.

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

                                                December 31, 2000
                                              Expected Maturity Date
                                                        2001
                                                      (U.S. $)

Bank Deposits and Certificates of Deposit          $ 1,657,000
Average interest rate                                   5.6%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Report of Independent Accountants                   F-2
Balance Sheets at December 31, 2000 and 1999        F-3
Statement of Operations for Years Ended
  December 31, 2000, 1999 and 1998                  F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 2000, 1999 and 1998      F-5
Statement of Cash Flows for
  Years Ended December 31, 2000, 1999 and 1998      F-6
Notes to Financial Statements                       F-7 to F-17

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

         The Managing Shareholder has also organized Power I, Power II, Power III, Power V, the Growth Fund, and the Egypt Fund, as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

         A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 54, has also served as President of the Trust since its inception in 1991 and as President of RPM, Power I, Power II, Power IV, Power V, the Growth Fund, and Egypt Fund since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, Power I, Power II, Power IV, Power V, the Growth Fund and Egypt Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice
President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

         Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power I, Power II, Power IV, Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         The Board of the Trust (including Independent Trustees) has approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect year to year thereafter as long as it is approved at least annually by
(i) either the Board of the Trust or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and (ii) a majority of the Independent Trustees.

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

         John C. Belknap, age 54, has been chief financial officer of three national retail chains and their parent companies. Currently, he is a managing director of Manticore Partners, LLC, a venture advisory and development firm. From July 1997 to August 1999, he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food distributor and retailer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zal Corporation, a 1large and national jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

     From 1979 to 1985, Mr. Belknap served as Chief Financial Officer of Kay Corporation, the parent of Kay Jewelers, Inc. ("KJI"), a national chain of jewelry stores and leased jewelry departments in major department stores. He served as Chief Financial Officer of KJI from 1974 to 1979. Mr. Belknap was a senior auditor at Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Belknap earned BA and MBA degrees from Cornell University.

     Dr. Richard D. Propper, age 50, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

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

         Seymour (Si) Robin, age 73, has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

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

     The Independent Trustees also serves as Independent Trustees of Trust I and of the Growth Fund.

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power II, Power III, Power V, the Growth Fund, the Egypt Fund and of an oil and gas business trust sponsored by Ridgewood and is expected to be a trustee of other similar entities that may be organized by the Managing
Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

     As discussed above at Item 1 - Business, RPM assumed day-to-day management responsibility for the Providence Project in 1996 and has done so for the California Pumping Projects in October 1998 and for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPM will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPM, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The  executive  officers  of RPM  are Mr.  Swanson  (President),  Mr.  Gold
(Executive Vice President), Mr. Quinn (Executive Vice President and Chief Operating Officer), Mr. Gulino (Senior Vice President and General Counsel), Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President.

Item 11.  Executive Compensation.

     Through 1995, the executive officers of the Trust and the Managing Shareholder were compensated by Ridgewood Energy. The Trust was not charged for their compensation; the Managing Shareholder remitted a portion of the fees paid to it by the Trust to reimburse Ridgewood Energy for employment costs incurred on Ridgewood Power's business. In 1996 and future years, the Managing Shareholder compensates its officers without additional payments by the Trust and will be reimbursed by Ridgewood Energy for costs related to Ridgewood Energy's business. The Trust will reimburse RPM at cost for services provided by RPM's employees; no such reimbursement per employee exceeded $60,000 in 2000 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

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

 The Trust paid fees to the Managing Shareholder and its affiliates as follows:

                    2000        1999        1998         1997        1996

Managing
Shareholder      $ 348, 202   $467,268  $1,050,700   $1,154,758    $888,209


RPM Cost         $5,685,821  5,496,826   4,787,310    5,027,506   2,616,798
Reimbursement*

* These include all payroll, parts, routine maintenance and other expenses (except for royalties for landfill gas but including an allocation of RPM overhead) of the Providence Project.

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

     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the
Providence and California Pumping Projects. Beginning in 1996, these reimbursements were paid to RPM. The reimbursements to RPM, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     The Registrant filed a Form 8-K with the Commission on October 30, 2000.

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

     10E. Operation, Maintenance and Administration Agreement, dated July 1, 1996, by and among Ridgewood Maine Hydro Partners, L.P., CHI Operations, Inc. and Consolidated Hydro, Inc. Incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1997.

     10F. Management Agreement between the Registrant and Ridgewood Power Corporation. Incorporated by reference to Exhibit 10F of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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


RIDGEWOOD ELECTRIC POWER TRUST IV (Registrant)

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Robert E. Swanson    President and Chief       March 30, 2001
     Robert E. Swanson       Executive Officer

By: /s/Christopher I. Naunton  Vice President and    March 30, 2001
     Christopher I. Naunton     Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                     March 30, 2001

By:/s/ Robert E. Swanson    President

 /s/ Robert E. Swanson  *   Independent Trustee               March 30, 2001
       John C. Belknap

 /s/ Robert E. Swanson  *   Independent Trustee               March 30, 2001
      Richard D. Propper

 /s/ Robert E. Swanson*     Independent Trustee               March 30, 2001
         Seymour Robin

  As attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants

To the Shareholders and Trustees of
Ridgewood Electric Power Trust IV:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV (the "Trust") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                               ----------------------------
                                                  2000             1999
                                               ------------    ------------
Assets:
Cash and cash equivalents ..................   $  1,656,861    $    893,383
Accounts receivable, trade .................        668,349         613,002
Due from affiliates ........................         17,276         442,432
Other assets ...............................         60,399          60,863
                                               ------------    ------------
  Total current assets .....................      2,402,885       2,009,680

Investments:
Maine Hydro Projects .......................      5,346,948       5,663,505
Maine Biomass Projects .....................      5,485,287       5,825,271
Santee River Rubber ........................           --         4,090,601
Electric power equipment held for resale ...           --           250,000

Plant and equipment ........................     16,800,858      16,789,544
Accumulated depreciation ...................     (3,887,968)     (2,957,855)
                                               ------------    ------------
                                                 12,912,890      13,831,689
                                               ------------    ------------

Electric power sales contract ..............      8,338,040       8,338,040
Accumulated amortization ...................     (2,613,819)     (2,057,950)
                                               ------------    ------------
                                                  5,724,221       6,280,090
                                               ------------    ------------

Spare parts inventory ......................        688,984         838,142
Debt reserve fund ..........................        710,513         666,346
                                               ------------    ------------
  Total assets .............................   $ 33,271,728    $ 39,455,324
                                               ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt .......   $    788,937    $    716,995
Accounts payable and accrued expenses ......        390,824         611,750
Due to affiliates ..........................        933,694         341,018
                                               ------------    ------------
  Total current liabilities ................      2,113,455       1,669,763

Long-term debt, less current portion .......      2,690,523       3,479,460
Minority interest in the Providence Project       5,688,136       5,924,813

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ............     22,956,885      28,502,542
Managing shareholder's accumulated
 deficit (1 management share
   issued and outstanding) .................       (177,271)       (121,254)
                                               ------------    ------------
  Total shareholders' equity ...............     22,779,614      28,381,288
                                               ------------    ------------
  Total liabilities and shareholders' equity   $ 33,271,728    $ 39,455,324
                                               ------------    ------------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                             Year Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------

Sales ............................   $ 7,464,572    $ 7,179,229    $ 6,905,883
Sublease income ..................       369,000        369,000        369,000
                                     -----------    -----------    -----------
 Total revenue ...................     7,833,572      7,548,229      7,274,883

Cost of sales, including
 depreciation and amortization
 of $1,485,982, $1,439,980 and
 $1,560,801 in 2000, 1999 and 1998     6,291,190      6,347,905      5,638,396
                                     -----------    -----------    -----------

Gross profit .....................     1,542,382      1,200,324      1,636,487

General and administrative
 expenses ........................       881,613        709,722        709,715
Management fee paid to
 the managing shareholder ........       348,202        467,268      1,050,700
Write down equipment held
 in storage ......................       250,000        205,182           --
Project due diligence costs ......          --             --          204,579
                                     -----------    -----------    -----------
 Total other operating expenses ..     1,479,815      1,382,172      1,964,994
                                     -----------    -----------    -----------

Income (loss) from operations ....        62,567       (181,848)      (328,507)
                                     -----------    -----------    -----------
Other income (expense):
Interest income ..................       108,230         83,350        374,585
Interest expense .................      (437,857)      (437,238)      (496,658)
Other income .....................          --           71,840           --
Loss from Maine Biomass Projects .      (639,984)    (1,006,797)      (694,321)
Income from Maine Hydro Projects .       252,250        849,456        657,989
(Loss) income from Santee
 River Rubber ....................      (180,521)        49,244        181,675
Write down investment
 in Santee River Rubber               (4,062,413)          --             --
                                     -----------    -----------    -----------
  Other income (expense), net ....    (4,960,295)      (390,145)        23,270
                                     -----------    -----------    -----------
Loss before minority interest ....    (4,897,728)      (571,993)      (305,237)

Minority interest in the
 earnings of the Providence
 Project .........................      (222,528)      (171,984)      (296,854)
                                     -----------    -----------    -----------
Net loss .........................   $(5,120,256)   $  (743,977)   $  (602,091)
                                     -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes In Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                         Managing
                        Shareholders    Shareholder        Total
                        ------------    ------------    ------------
Shareholders' equity,
 January 1, 1998 ....   $ 35,078,194    $    (54,833)   $ 35,023,361

Cash distributions ..     (3,383,174)        (34,173)     (3,417,347)

Net loss for the year       (596,070)         (6,021)       (602,091)
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ..     31,098,950         (95,027)     31,003,923

Cash distributions ..     (1,859,871)        (18,787)     (1,878,658)

Net loss for the year       (736,537)         (7,440)       (743,977)
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1999 ..     28,502,542        (121,254)     28,381,288

Cash distributions ..       (476,604)         (4,814)       (481,418)

Net loss for the year     (5,069,053)        (51,203)     (5,120,256)
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ..   $ 22,956,885    $   (177,271)   $ 22,779,614
                        ------------    ------------    ------------






        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                Year Ended December 31,
                                     ------------------------------------------
                                          2000         1999           1998
                                     ------------  ------------    ------------

Cash flows from operating
 activities:
Net loss .........................   $ (5,120,256) $   (743,977)   $   (602,091)
                                     ------------    ----------    ------------
Adjustments  to  reconcile  net
  loss  to net  cash  flows
  from  operating activities:
Depreciation and amortization ....      1,485,982     1,439,980       1,560,801
Minority interest in earnings of
 the Providence Project ..........        222,528       171,984         296,854
Write down equipment held
 in storage ......................        250,000       205,182            --
Write down investment in
 Santee River Rubber .............      4,062,413          --              --
Income from unconsolidated Maine
 Hydro Projects ..................       (252,250)     (849,456)       (657,989)
Loss from unconsolidated Maine
 Biomass Projects ................        639,984     1,006,797         694,321
Income (loss) from unconsolidated
 Santee River Rubber .............        180,521       (49,244)       (181,675)
Changes in assets and liabilities:
 (Decrease) increase in accounts
 receivable, trade ...............        (55,347)        4,971         (58,209)
 Decrease (increase) in spare
 parts inventory .................        149,158       (91,964)       (362,368)
 (Decrease) increase in accounts
 payable and accrued expenses ....       (220,926)       48,065         179,152
 Increase (decrease) in due to/
 from affiliates, net ............      1,017,832      (165,318)       (429,813)
 Other- net ......................            464        (2,888)         39,478
                                     ------------    ----------    ------------
 Total adjustments ...............      7,480,359     1,718,109       1,080,552
                                     ------------    ----------    ------------
Net cash provided by
 operating activities ............      2,360,103       974,132         478,461
                                     ------------    ----------    ------------
Cash flows from investing
 activities:
Investment in Maine Biomass
 Projects ........................       (300,000)     (525,250)       (383,277)
Investment in Santee River Rubber        (152,333)         --        (4,489,819)
Distributions from Maine
 Hydro Projects ..................        568,807     1,403,240       1,135,526
Distributions from Santee
 River Rubber ....................           --         460,000         170,137
Capital expenditures .............        (11,314)     (430,333)     (1,409,476)
Deferred due diligence costs .....           --            --            27,159
                                     ------------    ----------    ------------
Net cash provided by
 (used in) investing activities ..        105,160       907,657      (4,949,750)
                                     ------------    ----------    ------------
Cash flows from financing
 activities:
Cash distributions to
 shareholders ....................       (481,418)   (1,878,658)     (3,417,347)
Payments to reduce long-term debt        (716,995)     (651,613)       (592,192)
Increase in debt reserve fund ....        (44,167)      (29,238)        (31,909)
Borrowings under line of
 credit facility .................        500,000          --              --
Repayments under line of
 credit facility .................       (500,000)         --              --
Distributions to minority interest       (459,205)     (450,065)       (552,376)
                                     ------------    ----------    ------------
Net cash used in financing
 activities ......................     (1,701,785)   (3,009,574)     (4,593,824)
                                     ------------    ----------    ------------
Net increase (decrease) in
 cash and cash equivalents .......        763,478    (1,127,785)     (9,065,113)
Cash and cash equivalents,
 beginning of year ...............        893,383     2,021,168      11,086,281
                                     ------------    ----------    ------------
Cash and cash equivalents,
 end of year .....................   $  1,656,861  $    893,383    $  2,021,168
                                     ------------    ----------    ------------

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

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated statement of operations.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years. During 2000, 1999 and 1998, the Trust recorded depreciation expense of $930,113, $884,111 and $1,004,932, respectively.

Intangible asset
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the asset (15 years) on a straight-line basis. During 2000, 1999 and 1998, the Trust recorded amortization expense of $555,869.

Revenue recognition
Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contract. Interest income is recorded when earned and dividend income is recorded when declared.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2000 and 1999 was $371,861 and $437,243, respectively.

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

3.       Investments

The Trust has the following investments:

                                             Investment at December 31,
                                             -------------------------
Project Name              Accounting Method      2000        1999
--------------------------   -------------   -----------   -----------
Providence Project .......   Consolidation   $10,245,018   $10,671,302
California Pumping Project   Consolidation       360,867       442,224
Electric Power Equipment .   Consolidation          --         250,000
Maine Hydro Projects .....   Equity Method     5,346,948     5,663,505
Maine Biomass Projects ...   Equity Method     5,485,287     5,825,271
Santee River Rubber ......   Equity Method          --       4,090,601
                                             -----------   -----------
                                             $21,438,120   $26,942,903
                                             -----------   -----------
Providence Project
In 1996, the Trust, through a subsidiary, Ridgewood Providence Power Partners, L.P., purchased substantially all of the net assets of Northeastern Landfill
Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to
13.8 megawatts. The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 in cash, including transaction costs. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior secured non-recourse notes payable.

The Trust owns 64.3% of the Providence Project and the remaining 35.7% is owned by Ridgewood Electric Power Trust III ("Trust III"). Ridgewood Power LLC is the managing partner of the Trust and Trust III.

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

California Pumping Project
In 1995, the Trust acquired a package of natural gas and diesel fueled engines which drive deep irrigation well pumps in Ventura County, California from an affiliated trust. The engines' shaft horsepower-hours are sold to the operator at a discount from the equivalent kilowatt hours of electricity. Prior to September 30, 1998, the project was operated by a third party manager and the Trust received a distribution of $0.02 per equivalent kilowatt up to 3,000 running hours per year and $0.01 per equivalent kilowatt for each additional running hour per year. The operator paid for fuel, maintenance, repair and replacement. The initial acquisition included 11 engines with a rated capacity of 1.2 megawatts. On October 1, 1998, the Trust terminated the operating agreement with the third party manager and Ridgewood Power Management Corporation, an affiliate of the managing shareholder, began operating the project. The project paid $94,160 to the third party manager to terminate the operating agreement.

Electric Power Equipment Held for Resale
The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or for use in potential power generation projects. The equipment is held in storage. At December 31, 1998, the cost of such equipment was $455,182. In 1999, the Trust wrote down the equipment to its estimated fair value of $250,000 and recorded a charge against earnings of $205,182. In 2000, the Trust recorded an additional write down of $250,000 to reduce the equipment to its estimated fair value of zero.

Maine Hydro Projects
In 1996, Ridgewood Maine Hydro Partners, L.P. ("Ridgewood Hydro L.P.") was formed as a Delaware limited partnership and acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.). The assets acquired include a total of
11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs.

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

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $414,089, $323,003 and $429,714 of expense under this arrangement during the years ended December 31, 2000, 1999 and 1998, respectively. The agreement has a five-year term, expiring on June 30, 2001, and can be renewed for two additional five-year terms by mutual consent.
Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheet Information

                          December 31, 2000   December 31, 1999
                                -----------   -----------
Current assets ..............   $   760,310   $ 1,573,177
Electric power sales contract     9,044,877    10,105,173
Other non-current assets ....     1,697,986     1,270,396
                                -----------   -----------
Total assets ................   $11,503,173   $12,948,746
                                -----------   -----------

Current liabilities .........   $   809,278   $ 1,621,737
Partners' equity ............    10,693,895    11,327,009
                                -----------   -----------
Total liabilities and equity    $11,503,173   $12,948,746
                                -----------   -----------

Statement of Operations Information

                                For the Year Ended December 31,
                            ----------------------------------------
                                2000         1999            1998
                            -----------   -----------    -----------
Sales ...................   $ 3,750,095   $ 4,756,189    $ 4,511,361
Total expenses ..........     3,271,902     3,002,245      3,217,846
Interest income (expense)        26,307       (55,033)        22,464
                            -----------   -----------    -----------
Net income ..............   $   504,500   $ 1,698,911    $ 1,315,979
                            -----------   -----------    -----------

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

Maine Biomass Projects
In 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 including transaction costs. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects were shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month. The Penobscot facility is expected to resume full time operations in May 2001.

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

In 2000,  1999 and  1998,  the  Trust  loaned  $300,000  $525,250  and  375,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust V made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $600,000, $1,050,500 and $750,000 to the Maine Biomass Projects with the same terms in 2000, 1999 and 1998, respectively

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the statement of operations since acquisition.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999, because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June thorough December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and Indeck Maine has filed a motion to remand the matter back to the Delaware courts. The motion has not yet been decided by the Federal Court. The facilities have not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheet Information
                                      December 31,
                               --------------------------
                                  2000           1999
                               -----------    -----------
Current assets: ............   $ 1,117,357    $ 1,103,266
Non-current assets .........     2,970,042      3,154,813
                               -----------    -----------
Total assets ...............   $ 4,087,399    $ 4,258,079
                               -----------    -----------

Current liabilities: .......   $ 5,504,279    $ 4,394,990
Members' deficit ...........    (1,416,880)      (136,911)
                               -----------    -----------
Total liabilities and equity   $ 4,087,399    $ 4,258,079
                               -----------    -----------

Statement of Operations Information

                      For the Year Ended December 31,
                 -----------------------------------------
                    2000           1999           1998
                 -----------    -----------    -----------

Revenue ......   $ 2,017,481    $ 1,391,039    $ 1,430,296
Total expenses     3,297,450      3,583,700      2,847,896
                 -----------    -----------    -----------
Net loss .....   $(1,279,969)   $(2,192,661)   $(1,417,600)
                 -----------    -----------    -----------

Santee River Rubber
In August  1998,  the  Trust  and an  affiliate,  Trust V,  purchased  preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber was building a waste tire and rubber processing facility located near Charleston, South Carolina. The facility, which was expected to begin full scale operations in 2000, was designed to receive and process waste tires and produce fine crumb rubber of various sizes. The Trust and Trust V purchased the interests through a limited liability company owned one-third by the Trust and two-thirds by Trust V. The Trust's share of the purchase price was $4,489,819 and Trust V's share of the purchase price was $8,979,639.

Until January 2000, Santee River Rubber paid the Trust and Trust V interest at 12% per year on $11,000,000 of their investment. After operations began, the Trusts were entitled to receive all cash flow after payment of debt and other obligations until the Trusts received a cumulative 20% return on their total investment. Thereafter, the Trusts were to receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber were shared one-third by the Trust and two-thirds by Trust V. The remaining equity interest was owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. ("EPS"), the manager of the project, a company not affiliated with the Trust.

At the same time as the Trusts purchased their membership interests, Santee River Rubber borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

In late May 2000, EPS informed the Trust that Santee River Rubber needed substantial additional money to pay for its operating expenses while the repairs were completed and during the testing. Intensive negotiations then began between the Trust, Trust V, EPS, the facility's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the Trust and Trust V advanced $152,333 and $354,667, respectively, for that purpose. Negotiation continued until October 26, 2000, when Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company and recorded a writedown of $4,062,413 to reduce the estimated fair value of the investment to zero.

The Trust's investment in Santee River Rubber was accounted for under the equity method of accounting. The Trust's equity in the income or loss of Santee River Rubber had been included in the financial statements since acquisition.

Summarized financial information for Santee River Rubber through December 31, 1999 is as follows. Financial information for Santee River Rubber as of and for the year ended December 31, 2000 is not available.

Balance Sheet Information
                            December 31, 1999
                               -----------
Current assets .............   $ 1,910,190
Construction in progress ...    32,899,358
Other non-current assets ...     4,685,995
                               -----------
Total assets ...............   $39,495,543
                               -----------

Liabilities ................   $34,576,964
Members' equity ............     4,918,579
                               -----------
Total liabilities and equity   $39,495,543
                               -----------

Statement of Operations Information

                                    For the Period August
     For the year ended December    19, 1998 to December
                       31, 1999      31, 1998
                     -----------    -----------

Revenue ..........   $     7,975    $      --
Operating expenses     3,547,208      2,085,911
                     -----------    -----------
Net loss .........   $(3,539,233)   $(2,085,911)
                     -----------    -----------

4.       Long-Term Debt

Following is a summary of long-term debt at December 31, 2000 and 1999:

                                               2000           1999
                                             -----------   -----------
Senior secured non-recourse notes payable   $ 3,479,460    $ 4,196,455
Less - Current maturity .................      (788,937)      (716,995)
                                            -----------    -----------
Total long-term debt ....................   $ 2,690,523    $ 3,479,460
                                            -----------    -----------

The senior secured non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 2000, 1999 and 1998. The notes are secured by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 2000 and 1999, the cash balance in these reserve accounts was $710,513 and $666,346, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Scheduled repayments of long-term debt principal for the next five years are as follows:
                                 Year Ended
                                 December 31,   Repayment

                                      2001      $788,937
                                      2002       868,098
                                      2003       955,202
                                      2004       867,223

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,150,000 for borrowings or letters of credit. In December 2000, the credit facility was extended until March 5, 2001. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (9.07% at December 31, 2000). The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. In January 2000, the Trust borrowed $500,000 under the line of credit facility which was repaid in September 2000. At December 31, 2000 and 1999, there were no borrowings outstanding under the credit facility.

5.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Trust's cash, accounts receivable, debt service reserve fund and accounts payable approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

6.       Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to New England Power Corporation ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. For the years ended December 31, 2000, 1999 and 1998, sales revenue under the NEP Power Purchase Agreement amounted to $6,925,717, $6,751,802 and $6,617,549, respectively.

7.       Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2000, 1999 and 1998 royalty expense relating to the RISWMC lease amounted to $1,015,398, $996,399 and 986,224, respectively.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $369,000 for the years ended December 31, 2000, 1999 and 1998.

Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2000, 1999 and 1998 amounted to $926,795, $907,950 and $900,529, respectively.

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

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2000, 1999 and 1998, the Trust paid an annual management fees to the managing shareholder of $348,202, $467,268 and $1,050,700, respectively. In 2000 and 1999, the managing shareholder waived approximately 50% of the management fees to which it was entitled.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2000.

The corporate trustee of the Trust, Ridgewood Energy Holding Corporation, an affiliate of the managing shareholder through common ownership, received no compensation from the Fund.

The managing shareholder and affiliates own two investor shares with a cost of $133,000.

Under an Operating Agreement with the Trust, Ridgewood Management, an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2000, 1999 and 1998, Ridgewood
Management charged Providence Power $344,041, $404,055,and $401,290, respectively. During the year ended December 31, 2000, 1999 and 1998, Ridgewood Management charged Pump Services $65,333, $69,262 and $23,466, respectively. During the year ended December 31, 2000 and 1999, Ridgewood Management charged the Maine Biomass projects $203,191 and $197,825, respectively. During the periods ended December 31, 2000, 1999 and 1998, Ridgewood Management did not charge any amounts to the Maine Hydro projects or Santee River Rubber project.

9.       Management Share

The  Trust  granted  the  managing   shareholder  a  single   Management   Share
representing  the  managing  shareholder's   management  rights  and  rights  to
distributions of cash flow.

10.     Administrative Proceeding at the Providence Project

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

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                                 ----------------------------
                                                    2000            1999
                                                 ------------    ------------
Assets:
Cash and cash equivalents ....................   $    135,441    $    408,835
Accounts receivable, trade ...................        602,342       1,021,480
Prepaid and other current assets .............         22,527         142,862
                                                 ------------    ------------
     Total current assets ....................        760,310       1,573,177

Property, plant and equipment ................      1,838,408       1,349,024
Accumulated depreciation .....................       (140,422)        (78,628)
                                                 ------------    ------------
     Property, plant and equipment, net ......      1,697,986       1,270,396
                                                 ------------    ------------

Electric power sales contracts ...............     13,311,374      13,311,374
Accumulated amortization .....................     (4,266,497)     (3,206,201)
                                                 ------------    ------------
     Electric power sales contracts, net .....      9,044,877      10,105,173
                                                 ------------    ------------
     Total assets ............................   $ 11,503,173    $ 12,948,746
                                                 ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $    126,954    $     38,285
Due to affiliates ............................        225,404         799,905
Deferred gain on termination of lease ........        456,920            --
Current portion of long-term lease obligations           --           783,547
                                                 ------------    ------------
     Total current liabilities ...............        809,278       1,621,737

Commitments and contingencies

Partners' equity:
General partner ..............................         97,217         103,548
Limited partners .............................     10,596,678      11,223,461
                                                 ------------    ------------

     Total partners' equity ..................     10,693,895      11,327,009
                                                 ------------    ------------

     Total liabilities and partners' equity ..   $ 11,503,173    $ 12,948,746
                                                 ------------    ------------






               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
--------------------------------------------------------------------------------

                                         Year Ended December 31,
                                 -----------------------------------------
                                     2000          1999           1998
                                 -----------    -----------    -----------

Sales ........................   $ 3,750,095    $ 4,756,189    $ 4,511,361
                                 -----------    -----------    -----------
Operating expenses:
 Depreciation and amortization     1,122,090      1,107,568      1,089,969
 Labor .......................       653,306        565,015        592,812
 Insurance ...................       176,117        177,333        194,458
 Property taxes ..............       255,274        252,611        267,046
 Contract management .........       414,089        323,003        429,714
 Other expenses ..............       689,970        576,715        643,847
                                 -----------    -----------    -----------
                                   3,310,846      3,002,245      3,217,846
                                 -----------    -----------    -----------

Income from operations .......       439,249      1,753,944      1,293,515
                                 -----------    -----------    -----------

Other income (expense):
Interest income ..............        59,360         42,852        153,983
Interest expense .............       (33,053)      (112,885)      (131,519)
Other income .................        38,944         15,000           --
                                 -----------    -----------    -----------
Other income (expense), net ..        65,251        (55,033)        22,464
                                 -----------    -----------    -----------

Net income ...................   $   504,500    $ 1,698,911    $ 1,315,979
                                 -----------    -----------    -----------







               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                            Limited         General
                            Partners        Partner          Total
                          ------------    ------------    ------------
Partners' equity,
 January 1, 1998 ......   $ 13,265,477    $    124,175    $ 13,389,652

Cash distributions ....     (2,248,343)        (22,711)     (2,271,054)

Net income for the year      1,302,819          13,160       1,315,979
                          ------------    ------------    ------------
Partners' equity,
 December 31, 1998 ....     12,319,953         114,624      12,434,577

Cash distributions ....     (2,778,414)        (28,065)     (2,806,479)

Net income for the year      1,681,922          16,989       1,698,911
                          ------------    ------------    ------------
Partners' equity,
 December 31, 1999 ....     11,223,461         103,548      11,327,009

Cash distributions ....     (1,126,238)        (11,376)     (1,137,614)

Net income for the year        499,455           5,045         504,500
                          ------------    ------------    ------------
Partners' equity,
 December 31, 2000 ....   $ 10,596,678    $     97,217    $ 10,693,895
                          ------------    ------------    ------------









               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                            Year Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
Net income .......................   $   504,500    $ 1,698,911    $ 1,315,979
                                     -----------    -----------    -----------
Adjustments to reconcile net
 income to net cash flows from
 operating activities:
Depreciation and amortization ....     1,122,090      1,107,568      1,089,969
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable ......................       419,138       (447,458)      (105,371)
Decrease (increase) in prepaid
 and other current assets ........       120,335        (65,295)        11,832
(Increase) decrease in due
 to/from affiliates, net .........      (574,501)       887,274         16,281
Increase (decrease) in accounts
 payable and accrued expenses ....        88,669       (159,514)        40,782
Decrease in deferred gain
 on lease termination ............       (38,944)
                                     -----------    -----------    -----------
 Total adjustments ...............     1,136,787      1,322,575      1,053,493
                                     -----------    -----------    -----------
 Net cash provided by
  operating activities ...........     1,641,287      3,021,486      2,369,472
                                     -----------    -----------    -----------
Cash flows from investing
 activities:
Capital expenditures .............      (489,384)      (259,776)      (752,613)
                                     -----------    -----------    -----------
Net cash used in investing
 activities ......................      (489,384)      (259,776)      (752,613)
                                     -----------    -----------    -----------
Cash flows from financing
 activities:
Cash distributions to partners ...    (1,137,614)    (2,806,479)    (2,271,054)
Return of deposits ...............          --             --          800,000
Payments to reduce long-term
 lease obligations ...............      (287,683)      (153,515)      (134,894)
                                     -----------    -----------    -----------
Net cash used in financing
 activities ......................    (1,425,297)    (2,959,994)    (1,605,948)
                                     -----------    -----------    -----------
Net (decrease) increase
 in cash and cash equivalents ....      (273,394)      (198,284)        10,911

Cash and cash equivalents,
 beginning of year ...............       408,835        607,119        596,208
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of year .....................   $   135,441    $   408,835    $   607,119
                                     -----------    -----------    -----------






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

On December 23, 1996, in a merger transaction, the Partnership acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.). The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts.

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

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. At December 31, 2000 and 1999, the Partnership had construction in progress of $482,436 and $113,419, respectively.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 50 years. During the years ended December 31, 2000, 1999 and 1998, the Partnership recorded depreciation expense of $61,794, $47,272 and $29,673, respectively.

Intangible asset
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During each of the years ended December 31, 2000, 1999 and 1998, the Partnership recorded amortization expense of $1,060,296.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

3.       Obligation Under Capital Lease

The Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership had the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also had the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which was $750,000 at April 30, 2000. This lease was accounted for as a capital lease and the scheduled close-out amount of $750,000 had been recorded as a lease obligation. On April 30, 2000, the Partnership purchased the equipment at its Fair Market Value, which was $254,136. The difference between the recorded lease obligation of $750,000 and the purchase price of $254,136 is recorded as a deferred gain in the accompanying balance sheet. This amount is being amortized over the asset's useful life of 10 years resulting in other income of $38,944 during the year ended December 31, 2000.

4.       Lease Commitments

The Partnership leases the sites of two of its hydroelectric projects under non-cancelable operating leases expiring in June 2078. Total monthly payments in 2000 were the greater of $1,273 or a percentage of the revenue from the hydroelectric project. At December 31, 2000, the future minimum rental payments required under these leases was as follows:

                                    2001                    $  15,276
                                    2002                       15,276
                                    2003                       15,276
                                    2004                       15,276
                                    2005                       15,276
                                    Thereafter              1,107,510
                                                    ------------------
                                                          $ 1,183,890
                                                    ------------------

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

6.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Partnership's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.       Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $326,142 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $414,089, $323,003 and 429,714 of expense under this arrangement during the periods ended December 31, 2000, 1999 and 1998, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                           Indeck Maine Energy, L.L.C.

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Members of
Indeck Maine Energy, L.C.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' deficit and of cash flows present fairly, in all material respects, the financial position of Indeck Maine Energy, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the Members.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Indeck Maine Energy, L.L.C.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                              --------------------------
                                                 2000           1999
                                              -----------    -----------
Assets:
Cash and cash equivalents .................   $   689,533    $   656,442
Accounts receivable .......................       147,912        274,362
Inventories ...............................       144,295        145,198
Prepaid expenses ..........................       135,617         27,264
                                              -----------    -----------
   Total current assets ...................     1,117,357      1,103,266
                                              -----------    -----------
Plant and equipment:
   Land ...................................       158,000        158,000
   Power generation facilities ............     3,203,217      3,203,217
   Equipment and other ....................        56,646         56,646
                                              -----------    -----------
                                                3,417,863      3,417,863
   Accumulated depreciation ...............      (607,358)      (435,869)
                                              -----------    -----------
                                                2,810,505      2,981,994
                                              -----------    -----------

Intangible assets .........................       206,577        206,577
Accumulated amortization ..................       (47,040)       (33,758)
                                              -----------    -----------
                                                  159,537        172,819
                                              -----------    -----------
     Total assets .........................   $ 4,087,399    $ 4,258,079
                                              -----------    -----------
Liabilities and Members' Deficit:
Liabilities:
Accounts payable and accrued expenses .....   $    86,858    $   269,384
Due to affiliates .........................       416,421        424,606
Management fee payable ....................       200,000        100,000
Notes payable to Members ..................     4,801,000      3,601,000
                                              -----------    -----------
     Total current liabilities ............     5,504,279      4,394,990

Commitments and contingencies

Total Members' deficit ....................    (1,416,880)      (136,911)
                                              -----------    -----------
     Total liabilities and members' deficit   $ 4,087,399    $ 4,258,079
                                              -----------    -----------





                See accompanying notes to the financial statement

Indeck Maine Energy, L.L.C.
Statement of Operations
--------------------------------------------------------------------------------

                             For the year ended December 31,
                          -----------------------------------------
                             2000           1999            1998
                          -----------    -----------    -----------

Revenues ..............   $ 2,017,481    $ 1,391,039    $ 1,430,296

Operating expenses ....     3,125,466      3,478,842      2,800,185
                          -----------    -----------    -----------
   Loss from operations    (1,107,985)    (2,087,803)    (1,369,889)

Interest income .......        11,857          4,098           --

Interest expense ......      (183,841)      (108,956)       (47,711)
                          -----------    -----------    -----------
   Net loss ...........   $(1,279,969)   $(2,192,661)   $(1,417,600)
                          -----------    -----------    -----------












               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                    Indeck Energy    Ridgewood
                                    Services, Inc.   Maine, LLC       Total
                                      -----------    -----------    -----------

Members' equity, January 1, 1998 ..   $     1,000    $ 3,472,350    $ 3,473,350

Net loss ..........................          --       (1,417,600)    (1,417,600)
                                      -----------    -----------    -----------
Members' equity, December 31, 1998          1,000      2,054,750      2,055,750

Net loss ..........................        (1,000)    (2,191,661)    (2,192,661)
                                      -----------    -----------    -----------
Members' deficit, December 31, 1999          --         (136,911)      (136,911)

Net loss ..........................          --       (1,279,969)    (1,279,969)
                                      -----------    -----------    -----------
Members' deficit, December 31, 2000   $      --      $(1,416,880)   $(1,416,880)
                                      -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                           For the year ended December 31,
                                     -----------------------------------------
                                       2000           1999           1998
                                     -----------    -----------    -----------

Cash flows from operating
 activities
Net loss .........................   $(1,279,969)   $(2,192,661)   $(1,417,600)
                                     -----------    -----------    -----------
Adjustments to reconcile net
 loss to net cash flows used in
 operating activities
Depreciation and amortization ....       184,771        184,771        184,771
Changes in assets and liabilities:
 Decrease (increase) in
  accounts receivable ............       126,450        (88,554)       205,704
 Decrease in inventories .........           903        133,506         71,955
 (Increase) decrease in
  prepaid expenses ...............      (108,353)        82,704        (91,424)
 Decrease in accounts payable
  and accrued expenses ...........      (182,526)       (57,678)      (560,621)
 (Decrease) increase in due to
  affiliates .....................        (8,185)       424,606           --
 Increase (decrease) in management
 fee payable .....................       100,000        (25,000)       100,000
                                     -----------    -----------    -----------
Total adjustments ................       113,060        654,355        (89,615)
                                     -----------    -----------    -----------
Net cash used in operating
 activities ......................    (1,166,909)    (1,538,306)    (1,507,215)
                                     -----------    -----------    -----------
Cash flows from financing
 activities
Issuance of notes payable ........     1,200,000      2,101,000      1,500,000
                                     -----------    -----------    -----------
Net cash provided by
 financing activities ............     1,200,000      2,101,000      1,500,000
                                     -----------    -----------    -----------
Net increase (decrease) in cash
 and cash equivalents ............        33,091        562,694         (7,215)

Cash and cash equivalents,
 beginning of period .............       656,442         93,748        100,963
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of period ...................   $   689,533    $   656,442    $    93,748
                                     -----------    -----------    -----------


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

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years. During each of the years ended December 31, 2000, 1999 and 1998, the Company recorded depreciation expense of $171,489.

Intangible assets
Intangible assets are amortized over 20 years on a straight-line basis. During each of the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization expense of $13,282.

Significant Customers
During 2000, the Company's three largest customers accounted for 55%, 33% and 12% of total revenues. During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues. Other customers individually accounted for less than 10% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Notes Payable

Notes payable consist of the following at December 31, 2000 and 1999:

                                                       2000         1999
                                                    ----------   ----------
Note payable to Indeck Energy
 Services,  Inc. (a Member), due
 on demand with interest at 5% ..................   $2,400,500   $1,800,500

Note  payable to  Ridgewood  Maine,
 LLC (a  Member),  due on
 demand with interest at 5% .....................    2,400,500    1,800,500
                                                    ----------   ----------
                                                    $4,801,000   $3,601,000
                                                    ----------   ----------
4.       Operating Status

Both projects have temporarily suspended operations; one in December 1997 and the other in January 1998. One facility is expected to resume full-time operations in May 2001. It is management's intent not to operate the other facility, except during periods of peak demand, until a profitable power sales contract can be negotiated. Based on forecasts related to these contracts, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The Members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in Note 3.

5.       Related Party transactions

The Company is required to pay certain Members a fee for management services of $100,000 per year. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 2000 or 1999.

The Company incurred expenses of approximately $770,000 for the year ended December 31, 1998 from Indeck Operations, Inc. and Indeck Energy Services, Inc., companies affiliated through common ownership, for the operation, maintenance and administration of the Company's facilities.

Under an Operating Agreement with the Trusts, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2000 and 1999, Ridgewood Management charged the Company $203,191 and $197,825, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods

6.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Company's cash, accounts receivable and accounts payable approximates their fair value.

7.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, the Company filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and the Company has filed a motion to remand the matter back to the Delaware courts. The motion has not yet been decided by the Federal Court. The Company has not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

EXHIBIT 24 -- POWERS OF ATTORNEY

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, John Belknap, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I and of Ridgewood Electric Power Trust IV, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                /s/John Belknap
                                                     John Belknap

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Seymour Robin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I and of Ridgewood Electric Power Trust IV, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                 /s/Seymour Robin
                                                     Seymour Robin

                                                   Seymour Robin