Form 10-Q
period 2001-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2001-05-15
CIK 930364

RIDGEWOOD ELECTRIC POWER TRUST IV
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

RIDGEWOOD ELECTRIC POWER TRUST IV

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Item 1. Financial Statements














                                          Ridgewood Electric Power Trust IV

                                          Consolidated Financial Statements

                                                    March 31, 2001

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                             March 31, 2001   December 31,
                                              (unaudited)        2000
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $  1,042,837    $  1,656,861
Accounts receivable, trade ................      1,159,826         668,349
Due from affiliates .......................           --            17,276
Other assets ..............................         75,750          60,399
                                              ------------    ------------
       Total current assets ...............      2,278,413       2,402,885

Investments:
Maine Hydro Projects ......................      5,366,068       5,346,948
Maine Biomass Projects ....................      5,262,697       5,485,287

Plant and equipment .......................     16,809,453      16,800,858
Accumulated depreciation ..................     (4,115,761)     (3,887,968)
                                              ------------    ------------
                                                12,693,692      12,912,890
                                              ------------    ------------

Electric power sales contract .............      8,338,040       8,338,040
Accumulated amortization ..................     (2,752,775)     (2,613,819)
                                              ------------    ------------
                                                 5,585,265       5,724,221
                                              ------------    ------------

Spare parts inventory .....................        688,984         688,984
Debt reserve fund .........................        717,216         710,513
                                              ------------    ------------
        Total assets ......................   $ 32,592,335    $ 33,271,728
                                              ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ......   $    808,023    $    788,937
Accounts payable and accrued expenses .....        393,537         390,824
Due to affiliates .........................        816,420         933,694
                                              ------------    ------------
Total current liabilities .................      2,017,980       2,113,455

Long-term debt, less current portion ......      2,481,217       2,690,523
Minority interest in the Providence Project      5,637,441       5,688,136

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ...........     22,636,207      22,956,885
Managing shareholder's accumulated deficit
 (1 management share
   issued and outstanding) ................       (180,510)       (177,271)
                                              ------------    ------------
Total shareholders' equity ................     22,455,697      22,779,614
                                              ------------    ------------

Total liabilities and shareholders' equity    $ 33,592,335    $ 33,271,728
                                              ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                              Three Months Ended
                                           ---------------------------
                                            March 31,      March 31,
                                              2001            2000
                                           -----------    -----------

Net sales ..............................   $ 1,815,188    $ 1,773,779
Sublease income ........................       136,749         92,250
                                           -----------    -----------
               Total revenue ...........     1,951,937      1,866,029

Cost of sales ..........................     1,471,187      1,580,798
                                           -----------    -----------
Gross profit ...........................       480,750        285,231
General and administrative expenses ....       167,195        144,541
Management fee .........................       248,725        106,430
                                           -----------    -----------
    Total other operating expenses .....       415,920        250,971
                                           -----------    -----------
Income from operations .................        64,830         34,260
                                           -----------    -----------

Other income (expense):
      Interest income ..................        27,094          8,710
      Interest expense .................       (81,993)       (99,339)
      Income from Maine Hydro Projects .        19,120        255,517
      Loss from Maine Biomass Projects .      (222,590)       (69,816)
      Loss from Santee River Rubber ....          --          (81,848)
                                           -----------    -----------
      Net other income .................      (258,369)        13,224
                                           -----------    -----------

(Loss) income before minority interest .      (193,539)        47,484

Minority interest in the earnings of the
      Providence Project ...............      (130,378)       (57,731)
                                           -----------    -----------
Net loss ...............................   $  (323,917)   $   (10,247)
                                           -----------    -----------





        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                          Shareholders      Shareholder      Total
                          -------------   -------------   ------------
Shareholders' equity,
 December 31, 2000 ....   $ 22,956,885    $   (177,271)   $ 22,779,614

Net loss for the period       (320,678)         (3,239)       (323,917)
                          ------------    ------------    ------------
Shareholders' equity,
 March 31, 2001 .......   $ 22,636,207    $   (180,510)   $ 22,455,697
                          ------------    ------------    ------------



















          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                  ---------------------------
                                                   March 31,      March 31,
                                                      2001           2000
                                                  -----------    -----------
Cash flows from operating activities:
Net loss ......................................   $  (323,917)   $   (10,247)
                                                  -----------    -----------
Adjustments  to  reconcile  net  income
 to net cash  flows  from  operating
 activities:
Depreciation and amortization .................       366,749        360,228
Minority interest in earnings of the
 Providence Project ...........................       130,378         57,731
Income from unconsolidated Maine Hydro Projects       (19,120)      (255,517)
Loss from unconsolidated Maine Biomass Projects       222,590         69,816
Loss from unconsolidated Santee River Rubber ..          --           81,848
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable,
 trade ........................................      (491,477)        14,808
 (Increase) decrease in other assets ..........       (15,351)        10,529
 Increase in accounts payable and accrued
 expenses .....................................         2,713        205,633
 Decrease in due from affiliates, net .........       (99,998)      (191,106)
                                                  -----------    -----------
  Total adjustments ...........................        96,484        353,970
                                                  -----------    -----------
Net cash (used in) provided by operating
 activities ...................................      (227,433)       343,723
                                                  -----------    -----------
Cash flows from investing activities:
Capital expenditures ..........................        (8,595)          (902)
                                                  -----------    -----------
Net cash used in investing activities .........        (8,595)          (902)
                                                  -----------    -----------
Cash flows from financing activities:
Borrowings under line of credit ...............          --          500,000
Cash distributions to shareholders ............          --         (481,418)
Payments to reduce long-term debt .............      (190,220)      (155,528)
Increase in debt reserve fund .................        (6,703)        (5,921)
Distribution to minority interest .............      (181,073)      (116,600)
                                                  -----------    -----------
Net cash used in financing activities .........      (377,996)      (259,467)
                                                  -----------    -----------
Net (decrease) increase in cash and
 cash equivalents .............................      (614,024)        83,354

Cash and cash equivalents, beginning of year ..     1,656,861        893,383
                                                  -----------    -----------
Cash and cash equivalents, end of period ......   $ 1,042,837    $   976,737
                                                  -----------    -----------



          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)


1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                               Three Months Ended March 31,
                                   2001         2000
                                ----------   ----------
Total revenue ...............   $  812,000   $1,346,000
Depreciation and amortization      277,000      280,000
Net income ..................       38,000      511,000

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                             Three Months Ended March 31,
                                  2001         2000
                                ---------    ---------
Total revenue ...............   $ 538,000    $ 582,000
Depreciation and amortization      13,000       13,000
Net loss ....................    (445,000)    (140,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Rubber Project, which are owned 50% or less by the Trust. Results of Operations In the first quarter of 2001, the Trust had total revenue of $1,952,000, which is a 5% increase from the total revenue of $1,866,000 in the same period in 2000 due to increased production at the Providence plant. Cost of sales decreased from $1,581,000 in the first quarter of 2000 to $1,472,000 in the same period in 2001 as a result of lower engine maintenance costs at the Providence Project.

General and administrative expenses in the first quarter of 2000 and 2001 were consistent. The management fee increased from $106,000 in the first quarter of 2000 to $249,000 in the same period in 2001 as a result of the Managing Shareholder's decision to resume taking 100% of the management fee effective January 1, 2001. In 2000, the Managing Shareholder had waived 50% of the management fee.

Interest income increased by $18,000 from $9,000 in the first quarter of 2000 to $27,000 in the first quarter of 2001 due to higher average cash balances. Interest expense was reduced by $17,000 from $99,000 in the first quarter of 2000 to $82,000 in the first quarter of 2001 due to lower borrowings outstanding at the Providence project.

Equity income from the Maine Hydro Projects decreased $237,000 from $256,000 in the first quarter of 2000 to $19,000 in the same period in 2001, due to lower production because of significantly below-average river flows in 2001. The equity loss from the shut-down Maine Biomass Projects increased from $70,000 in the first quarter of 2000 to $223,000 in the same period in 2001 due to the expenses of staffing and preparing the West Enfield plant for full time operation beginning in the second quarter of 2001. The equity loss in the Santee River Rubber project of $82,000 in the first quarter of 2000 did not recur due to the writedown of the project in the third quarter of 2000.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence Project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the second quarter of 2000.

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations.

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




                             RIDGEWOOD ELECTRIC POWER TRUST IV
                                            Registrant


May 14, 2001                    By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)