Form 10-Q
period 2001-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2001-08-14
CIK 930364

RIDGEWOOD ELECTRIC POWER TRUST IV
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

                  For the quarterly period ended June 30, 2001

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 2001

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet  (unaudited)
--------------------------------------------------------------------------------

                                                 June 30,       December 31,
                                                   2001             2000
                                                ------------    ------------
Assets:

Cash and cash equivalents ...................   $    388,903    $  1,656,861
Accounts receivable, trade ..................      1,319,871         668,349
Due from affiliates .........................           --            17,276
Other assets ................................         57,507          60,399
                                                ------------    ------------
       Total current assets .................      1,766,281       2,402,885
                                                ------------    ------------

Investments:
Maine Hydro Projects ........................      5,618,054       5,346,948
Maine Biomass Projects ......................      5,521,425       5,485,287

Plant and equipment .........................     16,829,656      16,800,858
Accumulated depreciation ....................     (4,364,290)     (3,887,968)
                                                ------------    ------------
                                                  12,465,366      12,912,890
                                                ------------    ------------

Electric power sales contract ...............      8,338,040       8,338,040
Accumulated amortization ....................     (2,891,741)     (2,613,819)
                                                ------------    ------------
                                                   5,446,299       5,724,221
                                                ------------    ------------

Spare parts inventory .......................        688,984         688,984
Debt reserve fund ...........................        725,693         710,513
                                                ------------    ------------
        Total assets ........................   $ 32,232,102    $ 33,271,728
                                                ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ........   $    827,571     $   788,937
Accounts payable and accrued expenses .......        374,190         390,824
Due to affiliates ...........................        659,815         933,694
                                                ------------    ------------
         Total current liabilities ..........      1,861,576       2,113,455

Long-term debt, less current portion ........      2,266,848       2,690,523
Minority interest in the Providence Project .      5,591,301       5,688,136

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8875
 investor shares issued
   and outstanding) .........................     22,692,320      22,956,885
Managing shareholder's accumulated deficit (1
   management share issued and outstanding) .       (179,943)       (177,271)
                                                ------------    ------------
Total shareholders' equity ..................     22,512,377      22,779,614
                                                ------------    ------------

Total liabilities and shareholders' equity ..   $ 32,232,102    $ 33,271,728
                                                ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                            Six Months Ended            Three Months Ended
                        --------------------------     -----------------------
                          June 30,      June 30,      June 30,       June 30,
                           2001           2000           2001          2000
                        -----------    -----------    -----------    -----------

Net sales ..............$ 3,796,623    $ 3,644,548    $ 1,981,435   $ 1,870,769
Sublease income ........    273,498        184,500        136,749        92,250
                         ----------    -----------    -----------    ----------
  Total revenues .......  4,070,121      3,829,048      2,118,184     1,963,019

Cost of sales ..........  2,991,318      3,091,687      1,520,131     1,510,889
                         ----------    -----------    -----------    -----------

Gross profit ............ 1,078,803        737,361       598,053        452,130

General and
 administrative expenses    447,774        490,888        280,579       346,347
Management fee ..........   419,572        213,220        170,847       106,790
Other expenses ..........      --             --             --             --
                          --------    -----------     -----------    -----------
Total other
 operating expenses .....   867,346        704,108        451,426       453,137
                          ---------    -----------    -----------    -----------

Income (loss) from
 operations .............   211,457         33,253        146,627        (1,007)
                          ---------    -----------    -----------    -----------

Other income (expense):
Interest income .........    42,854         40,492         15,760        31,782
Interest expense ........  (159,384)      (194,496)       (77,391)      (95,157)
Income from Maine Hydro
 Projects ...............   271,106        661,732        251,986       406,215
Loss from Santee River
 Rubber Project .........       ---       (180,521)           ---      (110,705)
Loss from Maine Biomass
 Projects ...............  (413,862)      (170,096)      (191,272)      (88,248)
                           --------    -----------    -----------    -----------
  Net other income (loss)  (259,286)       157,111           (917)      143,887
                           --------    -----------    -----------    -----------

Income (loss) before
 minority interest ......   (47,829)       190,364        145,710       142,880

Minority interest in
 the earnings of the
 Providence Project .....  (219,408)      (108,502)       (89,030)      (50,771)
                           --------    -----------    -----------    -----------

Net income (loss) .......  (267,237) $      81,862    $    56,680   $    92,109
                           --------    -----------    -----------    -----------









        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                            Managing
                          Shareholders     Shareholder      Total
                          ------------    ------------    ------------

Shareholders' equity,
 December 31, 2000 ....   $ 22,956,885    $   (177,271)   $ 22,779,614

Net loss for the period       (264,565)         (2,672)       (267,237)
                          ------------    ------------    ------------
Shareholders' equity,
 June 30, 2001 ........   $ 22,692,320    $   (179,943)   $ 22,512,377
                          ------------    ------------    ------------




















          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                     Six Months Ended
                                                --------------------------
                                             June 30, 2001     June 30, 2000
                                                -----------    -----------
Cash flows from operating activities:
Net income (loss) ...........................   $  (267,237)   $    81,862
                                                -----------    -----------
Adjustments to reconcile net income to
 net cash flows from operating
 activities:
 Depreciation and amortization ..............       754,244        733,229
 Minority interest in earnings of the
  Providence Project ........................       219,408        108,502
 Income from Maine Hydro Projects ...........      (271,106)      (661,732)
 Loss from Maine Biomass Projects ...........       413,862        170,096
 Loss from Santee River Rubber Project ......          --          180,521
 Changes in assets and liabilities:
  Increase in accounts receivable, trade ....      (651,522)       (36,818)
  Decrease (increase) in due from affiliates         17,276       (343,015)
  Decrease in other assets ..................         2,892         30,674
  (Decrease) increase in accounts payable
   and accrued expenses .....................       (16,634)       326,759
  (Decrease) increase in due to affiliates ..      (273,879)       112,964
                                                -----------    -----------
    Total adjustments .......................       194,541        621,180
                                                -----------    -----------
    Net cash provided by operating activities       (72,696)       703,042
                                                -----------    -----------

Cash flows from investing activities:
  Loans to Maine Biomass Projects ...........      (450,000)          --
  Distributions from Maine Hydro Projects ...          --          500,000
  Capital expenditures ......................       (28,798)        (1,313)
                                                -----------    -----------
    Net cash provided by investing activities      (478,798)       498,687
                                                -----------    -----------

Cash flows from financing activities:
  Borrowing under line of credit facility ...          --          500,000
  Cash distributions to shareholders ........          --         (481,418)
  Payments to reduce long-term debt .........      (385,041)      (349,930)
  Increase in debt reserve fund .............       (15,180)       (18,764)
  Distribution to minority interest .........      (316,243)      (241,779)
                                                -----------    -----------
    Net cash used in financing activities ...      (716,464)      (591,891)
                                                -----------    -----------
Net increase (decrease) in cash
 and cash equivalents .......................    (1,267,958)       609,838

Cash and cash equivalents, beginning of year      1,656,861        893,383
                                                -----------    -----------
Cash and cash equivalents, end of period ....   $   388,903    $ 1,503,221
                                                -----------    -----------



          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited consolidated financial statements for the year ended December 31, 2000. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust IV's Annual Report on Form 10-K.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue .. $2,069,000   $2,855,000      $1,257,000       $1,509,000
Depreciation
 and amortization   554,000      561,000         277,000          281,000
Net income .....    542,000    1,323,000         504,000          812,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue .. $ 1,345,000    $ 1,312,000     $807,000       $730,000
Depreciation and
 amortization ..      60,000        118,000       47,000        105,000
Net loss .......    (828,000)      (340,000)    (383,000)      (200,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollar amounts in this discussion are rounded to the nearest $1,000.IntroductionThe consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Rubber Project, which are owned 50% or less by the Trust.
Results of Operations
In the second quarter of 2001, the Trust had total revenue of $1,981,000, which is comparable with total revenue of $1,963,000 in the same period in 2000. Total revenues for the first six months of 2001 of $3,797,000 were also comparable with total revenue of $3,829,000 in the same period in 2000. Cost of sales of $1,520,000 in the second quarter of 2001 ($2,991,000 in the first six months of 2001) were also comparable with the cost of sales of $1,511,000 in the same period in 2000 ($3,092,000 in the first six months of 2000).

General and administrative expenses in the second quarter of 2000 of $346,000 were higher than the $281,000 recorded in the same period for 2001, primarily due to legal fees in 2000 related to a potential investment that was abandoned in prior years. General and administrative expenses for the first six months of 2000 of $491,000 were also higher than the $448,000 recorded in the same period in 2001 for the same reason. Management fees increased to $171,000 in the second quarter of 2001 ($420,000 in the first six months of 2001) as compared to the $107,000 for the same period in 2000 ($213,000 in the first six months of 2000), as a result of the Managing Shareholder's decision to resume taking 100% of the management fee effective January 1, 2001. In 2000, the Managing Shareholder had waived 50% of the management fee.

Interest expense was reduced from $95,000 in the second quarter of 2000 ($194,000 for the first six months of 2000) to $77,000 in the second quarter of 2001 ($159,000 for the first six months of 2001) due to lower borrowings outstanding at the Providence Project.

Equity income from the Maine Hydro Projects for the first six months of 2001 decreased to $271,000 from $662,000 for the same period of 2000. Income for the second quarter of 2001 was $252,000, a decrease of $154,000 as compared to second quarter 2000 income of $406,000. The decrease in income is due to the below average river flows for 2001.

The equity loss from the Maine Biomass Projects increased from $88,000 in the second quarter of 2000 ($170,000 for the first six months of 2000) to $191,000 in the second quarter of 2001 ($414,000 for the first six months of 2001) due to the expenses of staffing and preparing the West Enfield plant for full time operation.

The equity loss in the Santee River Rubber project of $181,000 for the first six months of 2000 did not recur due to the writedown of the project in the third quarter of 2000.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $1,150,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. In the first quarter of 2000, the Trust borrowed $500,000 under the credit facility.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence Project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2000.

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




              RIDGEWOOD ELECTRIC POWER TRUST IV
                                            Registrant



August 14, 2001                 By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)