Form 10-Q
period 2001-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2001-11-14
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

Item 1. Financial Statements







                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 2001

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet  (unaudited)
--------------------------------------------------------------------------------

                                               September 30,   December 31,
                                                   2001            2000
                                           -------------     ------------------
Assets:

Cash and cash equivalents ...................   $    426,165    $  1,656,861
Accounts receivable, trade ..................      1,261,527         668,349
Due from affiliates .........................           --            17,276
Other current assets ........................         67,227          60,399
                                                ------------    ------------
       Total current assets .................      1,754,919       2,402,885
                                                ------------    ------------

Investments:
Maine Hydro Projects ........................      5,296,477       5,346,948
Maine Biomass Projects ......................      5,665,607       5,485,287

Plant and equipment .........................     16,865,165      16,800,858
Accumulated depreciation ....................     (4,592,639)     (3,887,968)
                                                ------------    ------------
                                                  12,272,526      12,912,890
                                                ------------    ------------

Electric power sales contract ...............      8,338,040       8,338,040
Accumulated amortization ....................     (3,030,707)     (2,613,819)
                                                ------------    ------------
                                                   5,307,333       5,724,221
                                                ------------    ------------

Spare parts inventory .......................        688,984         688,984
Debt reserve fund ...........................        732,481         710,513
                                                ------------    ------------
        Total assets ........................   $ 31,718,327    $ 33,271,728
                                                ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ........   $    847,592    $    788,937
Accounts payable and accrued expenses .......        373,731         390,824
Due to affiliates ...........................        898,063         933,694
                                                ------------    ------------
  Total current liabilities .................      2,119,386       2,113,455

Long-term debt, less current portion ........      2,047,292       2,690,523
Minority interest in the Providence Project .      5,541,333       5,688,136

Commitments and contingencies ...............           --              --

Shareholders' equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) .............     22,195,280      22,956,885
Managing shareholder's accumulated deficit (1
   management share issued and outstanding) .       (184,964)       (177,271)
                                                ------------    ------------
  Total shareholders' equity ................     22,010,316      22,779,614
                                                ------------    ------------

  Total liabilities and shareholders' equity    $ 31,718,327    $ 33,271,728
                                                ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Nine Months Ended            Three Months Ended
                            -----------------------    -----------------------
                         September 30, September 30, September 30, September 30,
                                2001        2000          2001          2000
                            -----------  -----------    ---------   -----------

Net sales ...............   $ 5,727,073  $ 5,580,374   $1,930,450   $ 1,935,826
Sublease income .........       410,247      276,750      136,749        92,250
                            -----------  -----------    ---------   -----------
  Total revenues ........     6,137,320    5,857,124    2,067,199     2,028,076

Cost of sales ...........     4,760,819    4,445,050    1,769,501     1,353,363
                            -----------  -----------  -----------   -----------

Gross profit ............     1,376,501    1,412,074      297,698       674,713

General and
 administrative expenses        855,956      656,070      408,182       164,822
Management fee ..........       590,419      212,860      170,847          --
Writedown of Santee River
 Rubber Project .........          --      3,910,080         --       3,910,080
                             ----------  -----------  ----------    -----------
Total other operating
 expenses ...............     1,446,375    4,779,010      579,029     4,074,902
                            -----------  -----------  -----------   -----------

Loss from operations ....       (69,874)  (3,366,936)  (3,400,189)     (281,331)
                            -----------  -----------  -----------    -----------

Other income (expense):
Interest income .........        61,978       72,267       19,124        31,775
Interest expense ........      (232,063)    (285,371)     (72,679)      (90,875)
Income (loss) from
 Maine Hydro Projects ...       (50,472)     279,370     (321,578)     (382,363)
Loss from Santee River
 Rubber Project .........          --       (180,521)        --            --
Income (loss) from
 Maine Biomass Projects .      (269,680)    (295,549)     144,182      (125,453)
                            -----------    ---------   ----------    -----------
     Net other expense ..      (490,237)    (409,804)    (230,951)     (566,916)
                            -----------  -----------  -----------    -----------
Loss before
 minority interest ......      (560,111)  (3,776,740)    (512,282)   (3,967,105)

Minority interest in
 the earnings of the
   Providence Project ...      (209,187)    (288,911)      10,221      (180,409)
                            -----------  -----------  -----------    -----------

Net loss ................   $(4,065,651) $  (502,061) $(4,147,514)     (769,298)
                            -----------  -----------  -----------    -----------






        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                            Managing
                          Shareholders    Shareholder         Total
                          ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ....   $ 22,956,885    $   (177,271)   $ 22,779,614

Net loss for the period       (761,605)         (7,693)       (769,298)
                          ------------    ------------    ------------
Shareholders' equity,
 September 30, 2001 ...   $ 22,195,280    $   (184,964)   $ 22,010,316
                          ------------    ------------    ------------

















          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                 Nine Months Ended
                                              --------------------------
                                       September 30, 2001    September 30, 2000
                                              -----------    -----------
Cash flows from operating activities:
Net loss ..................................   $  (769,298)   $(4,065,651)
                                              -----------    -----------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
 Depreciation and amortization ............     1,121,559      1,150,718
 Minority interest in earnings
 of the Providence Project ................       209,187        288,911
 Loss (income) from Maine Hydro Projects ..        50,472       (279,370)
 Loss from Maine Biomass Projects .........       269,680        295,549
 Loss from Santee River Rubber Project ....          --          180,521
 Writedown of investment in Santee
 River Rubber Project .....................          --        3,910,080
 Changes in assets and liabilities:
 Increase in accounts receivable, trade ...      (593,178)      (666,043)
 Decrease (increase) in due from affiliates        17,276       (464,693)
 Increase in other assets .................        (6,828)       (13,374)
 (Decrease) increase in accounts
 payable and accrued expenses .............       (17,093)       797,379
 (Decrease) increase in due to affiliates .       (35,631)       362,039
                                              -----------    -----------
 Total adjustments ........................     1,015,444      5,561,717
                                              -----------    -----------
 Net cash provided by operating activities        246,146      1,496,066
                                              -----------    -----------

Cash flows from investing activities:
Loans to Maine Biomass Projects ...........      (450,000)          --
Distributions from Maine Hydro Projects ...          --          800,000
Capital expenditures ......................       (64,307)       (34,654)
                                              -----------    -----------
 Net cash provided by investing activities       (514,307)       765,346
                                              -----------    -----------
Cash flows from financing activities:
Borrowing under line of credit facility ...          --          500,000
Repayments of credit facility .............          --         (500,000)
Cash distributions to shareholders ........          --         (981,618)
Payments to reduce long-term debt .........      (584,576)      (531,269)
Increase in debt reserve fund .............       (21,968)       (29,637)
Distribution to minority interest .........      (355,991)      (491,208)
                                               -----------   -----------
 Net cash used in financing activities ....      (962,535)    (2,033,732)
                                              -----------    -----------
Net increase (decrease) in cash
 and cash equivalents .....................    (1,230,696)       227,680

Cash and cash equivalents,
 beginning of year ........................     1,656,861        893,383
                                              -----------    -----------
Cash and cash equivalents,
 end of period ............................   $   426,165    $ 1,121,063
                                              -----------    -----------


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

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

              Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue ..   $ 2,214,000    $ 3,082,000   $   145,000    $   227,000
Depreciation and
 amortization ..       832,000        841,000       278,000        280,000
Net income .....      (101,000)       559,000      (643,000)      (764,000)

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

             Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue ..   $ 3,910,000    $ 1,838,000    $ 2,565,000   $   526,000
Depreciation and
 amortization ..       105,000        177,000         45,000        59,000
Net loss .......      (539,000)      (591,000)       288,000      (251,000)

3. Legal Matters

As reported by the Trust in it's Form 10K for the year ended December 31, 2000, on June 2, 2000, Indeck Maine filed a "Complaint Requesting Fast Track Processing And Request For Immediate Action" with the Federal Energy Regulatory Commission ("FERC") seeking FERC's removal of bid restrictions placed on Indeck Maine's Projects. The Complaint asserted that the actions of the ISO in setting bid caps and unilaterally mitigating Indeck Maine's bids far exceeded its authority under the ISO's market rules. On July 26, 2000, FERC agreed with Indeck Maine and ruled that the ISO had no basis to impose bid restrictions upon Indeck Maine but, concluded, that "[we] will grant Indeck's request to order ISO-NE to remove the bid caps on Indeck's units as of the date of this order." Unfortunately, FERC failed to rule that the ISO bid caps and other restrictions were improper from their inception. On August 25, 2000, Indeck Maine filed a motion with FERC seeking a clarification that the bid restrictions were improper from inception or, in the alternative, a rehearing on that issue. FERC has yet to rule on the matter.

In addition, as stated above, in early October 1999, the ISO informed the Trust that a scheduled transmission outage for October 16 and 17 required the ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at a high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16 and, if they were paid in accordance with their offer terms, would have received in excess of $2.2 million. In November 1999, the ISO advised RPM that it would pay a total of $5,000 for the energy the Projects produced on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and filed a motion to dismiss Indeck's claims as improperly brought before the Court. ISO claims such matters belong before FERC. Indeck Maine opposed the ISO motions and filed a motion to remand the matter back to the Delaware courts. On October 9, 2001, the Federal District Court in Delaware decided the various motions before it and held that Indeck Maine's complaint be dismissed. Essentially, the Federal District Court agreed with the ISO and decided that the claims of Indeck Maine should be brought before FERC, rather than a court of law. Indeck Maine has filed an appeal of the District Court's decision to the Federal Court of Appeals for the Third Circuit and is determining whether to bring a complaint against the ISO before FERC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Dollar amounts in this discussion are rounded to the nearest $1,000.IntroductionThe consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping Project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and the Santee River Rubber Project, which are owned 50% or less by the Trust. Results of Operations In the third quarter of 2001, the Trust had total revenue of $1,930,000, which is comparable with total revenue of $1,936,000 in the same period in 2000. Total revenues for the first nine months of 2001 of $5,727,000 were also comparable with total revenue of $5,580,000 in the same period in 2000. Cost of sales of $1,770,000 in the third quarter of 2001 ($4,761,000 in the first nine months of 2001) increased by $417,000 from cost of sales of $1,353,000 for the same period in 2000 ($4,455,000 in the first nine months of 2000). The increase is primarily due to the higher maintenance costs incurred at the Providence Project.

General and administrative expenses in the third quarter of 2001 of $408,000 were higher than the $165,000 recorded in the same period for 2000, primarily due to the higher administrative expenses incurred at the Providence Project and higher professional fees at the Trust level. General and administrative expenses for the first nine months of 2001 of $856,000 were also higher than the $656,000 recorded in the same period in 2000 for the same reason. Management fees increased to $171,000 in the third quarter of 2001 ($590,000 in the first nine months of 2001) as compared to the zero for the same period in 2000 ($213,000 in the first nine months of 2000), as a result of the Managing Shareholder's decision to resume taking 100% of the management fee effective January 1, 2001. In 2000, the Managing Shareholder had waived 50% of the management fee.

Interest expense was reduced from $91,000 in the third quarter of 2000 ($285,000 for the first nine months of 2000) to $73,000 in the third quarter of 2001 ($232,000 for the first nine months of 2001) due to lower borrowings outstanding at the Providence Project.

The equity loss from the Maine Hydro Projects for the first nine months of 2001 was $50,000, a decrease of $329,000 as compared to $279,000 of equity income for the same period of 2000. The loss for the third quarter of 2001 was $322,000, a decrease of $60,000 as compared to the third quarter of 2000 loss of $382,000. The decrease in income is due to the below average river flows for 2001.

The equity loss from the Maine Biomass Projects for the first nine months of 2001 was comparable to that of the first nine months of 2000. The Maine Biomass Projects provided $144,000 of equity income for the third quarter of 2001 compared to an equity loss of $125,000 for the third quarter of 2000. The increase in third quarter income is due to the West Enfield plant returning to full time operation during the second quarter of 2001.

The equity loss in the Santee River Rubber project of $181,000 for the first nine months of 2000 did not recur due to the writedown of the project in the third quarter of 2000.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $1,150,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. In the first quarter of 2000, the Trust borrowed $500,000 under the credit facility, which was later repaid during the third quarter of 2000.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
See Note 3 under Notes to Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              RIDGEWOOD ELECTRIC POWER TRUST IV
                                 Registrant

November 14, 2001               By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)