Form 10-K
period 2001-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2002-04-15
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                         Commission file number 0-25430

                        RIDGEWOOD ELECTRIC POWER TRUST IV
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3324608
     (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o Ridgewood Power LLC, 947 Linwood Avenue, Ridgewood, New Jersey 07450
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

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $47,680,000.

Exhibit Index is located on page 40.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by the Ridgewood Electric Power Trust IV (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends, and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

         The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

(a)  General Development of Business.

         The Trust was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated on September 30, 1996. Net of Offering fees, commissions and expenses, the Offering provided approximately $39.5 million of net funds available for investments in the development and acquisition of Projects. The Trust has 961 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in the Projects.

         The Trust is organized similarly to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investors.

         The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

          Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o  Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts;
o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and
o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.

Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager and chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts (collectively "Other Power Trusts"), which have been organized by the Managing
Shareholder:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund")

         The Trust made an election to be treated as a "business development company" under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 24, 1995, the Trust notified the Securities and Exchange Commission of such election and registered the Investor Shares under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On March 24, 1995 the election and registration became effective. Effective October 3, 1996, the Trust, with the approval of the Investors, withdrew its election to be a business development company so that it could make investments together with Other Power Trusts without requesting exemptive relief from the Securities and Exchange Commission. However, in its filing to withdraw its election to be a business development company, the Trust agreed to comply with most of the substantive restrictions on business development companies, other than certain transactions with affiliated persons.

         On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of Investors to amend the Trust's Amended and Restated Declaration of Trust ("Declaration") to terminate the Trust's agreement to comply with the substantive restrictions of the 1940 Act and to eliminate certain procedural requirements of the 1940 Act that were originally included in the Declaration, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 27, 2001. A total of 476.8 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments.

(b)  Financial Information about Industry Segments.

         The Trust operates in only one industry segment: independent power generation and similar facilities.

(c)  Narrative Description of Business.

(1)  General Description.

         The Trust was formed to participate primarily in the development, construction and operation of Projects that generate electricity for sale to utilities and other users. The Trust was also authorized to invest in capital projects or processing plants that were anticipated to earn cash flows similar to those of Independent Power Projects.

(2)  The Trust's Investments.

         (i)      The Providence Project

         In April 1996, the Trust and Power III acquired all of the equity interest in a landfill gas-fired electric generating facility, located on land adjacent to the Central Landfill, near Providence, Rhode Island. Power III invested $7.1 million in the Project and the Trust supplied the remainder of the $20 million investment in the Providence Project. The Trust owns 64.3% of the Providence Project and Power III owns the remaining 64.3%. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Providence Project was encumbered by $5.4 million of debt maturing in installments through 2004.

         The Providence Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company ("NEP")with a 19- year term remaining. The Providence Project is a QF under the Public Utilities Regulatory Policies Act ("PURPA").

         The Providence Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a Rhode Island state agency ("RIRRC"), for a royalty of 15% of net Project revenues (increasing from 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the landfill gas collection system and supplies such gas to the Providence Project. Pursuant to a sublease with the Providence Project, Gasco pays a fixed rent to the Providence Project computed on the basis of the Providence Project's generating capacity. The Providence Project, in turn, purchases landfill gas from Gasco at a formula price per kilowatt-hour generated by the Providence Project.

         As described in more detail in Item 3 - Legal Proceedings, the Providence Project, RIRRC and Gasco were all named by the United States Environmental ("EPA") Agency in certain Administrative Orders in which the EPA alleged various violations of environmental law and regulations. The Providence Project has entered into a Consent Decree with the EPA settling all alleged claims against the Providence Project. Currently, RIRRC and Gasco are finalizing a consent decree with the EPA that will settle the EPA's alleged claims against RIRRC and Gasco and require that certain actions be taken and maintained in the future to maintain the landfill and gas collection systems.

         In addition, throughout the Trusts' ownership of the Providence Project, situations have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which has convinced the Trust and Power III that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas will benefit the Providence Project. In addition, RIRRC currently anticipates that the Central Landfill will be capable of providing landfill gas from new phases that could fuel an additional 12 MW.

         Therefore, the Trust and Power III have formed Ridgewood Gas Services, LLC, which is currently negotiating with RIRRC and Gasco to operate and maintain the respective gas collection systems owned by RIRRC and Gasco. As part of the overall transaction, a newly-formed entity named Ridgewood Rhode Island Generation, LLC, also owned by the Trust and Power III, will obtain rights to additional landfill gas from RIRRC and construct, develop and operate an additional 7.5 MW landfill gas-fired electric generation facility. The negotiations described herein are continuing and there is no guarantee that such transaction will be negotiated and finalized.

         See Item 3 - Legal Proceedings for information regarding certain environmental matters involving the Project.

(ii) California Pumping Project

         On December 31, 1995, the Trust purchased a package of irrigation service engines (the "Pumping Project") located in Ventura County, California. The purchase price was approximately and from 1996 to 1998 the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $877,000. RPM operates and manages the Pumping Project.

         The Pumping Project has been operating since 1992 and uses 20 natural-gas-fired reciprocating engines with a rated equivalent capacity of 3 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 90% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. Early in 2001, the Pumping Project suspended the 10% discount from SCE's rates due to the extremely high cost of natural gas (the fuel used by the Pumping Project's engines). In addition, and also due to the high cost of natural gas, the Pumping Project informed its customers that the cost of such gas would be passed-through and paid by such customers. The Pumping Project did not lose any customers as a result of these changes. However, in October of 2001, after natural gas prices decreased, the Pumping Project reinstated a 10% discount from SCE's rates and suspended the natural gas pass-through.

         Recently, several of the Pumping Project's customers have indicated that they would like to own the engines supplying them electricity and requested proposals from the Pumping Project to buy out of their energy services contract and purchase the engines. The Pumping Project has proposed to such customers a transaction in which they would purchase the used engines from the Pumping Project over a five (5) year term. During such term, the Pumping Project will provide operation and maintenance services to the customers who opt to purchase the engines. Such offer has been provided to certain customers, but no final transaction has been negotiated or finalized.

         Power II owns a package of similar engines located on different sites and operated under identical terms. The engines operate independently of each other and revenues and expenses for each Trust are segregated from those of the other.

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

         The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company ("Central Maine") or Bangor Hydro-Electric Company ("Bangor Hydro")under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. The power contracts contain a provision that enabled the price paid by Central Maine and Bangor to be re-determined by the Maine Public Utilities Commission ("Maine PUC"). In 2001, the Maine PUC reviewed the prices paid by Central Maine and Bangor and such prices were lowered. However, the Trust believes that the overall impact of the lowered price to the Maine Hydro Projects' revenue will not have a material impact on the Trust. The Maine Hydro Projects are "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. Therefore, the amount of the flow of the river or stream, along with other intangibles, has a much greater impact on revenues.

         The Maine Hydro Projects entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy manages and administers the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreement had an initial five-year term, which was extended for another five-year term on June 30, 2001. The agreement can be extended for one additional five-year term by mutual consent of the parties thereto.

(iv) Maine Biomass Projects

         On July 1, 1997, the Trust and Power V purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Indeck Maine"), an Illinois limited liability company that owns two electric power generating stations fueled by waste wood at West Enfield and Jonesboro, Maine. The Trust and Power V purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Power V provided an equal amount of the total purchase price.

         Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, Power V or any of their affiliates, owns the junior membership interest in Indeck Maine. The preferred membership interest entitles the Trust and Power V to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return to the Trust and Power V for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Power V together and 75% to Indeck, unless the Trust and Power V have recovered their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power V and (b) Indeck. RPM operates the Projects and charges its expenses to Indeck Maine at its cost.

         Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is wood chips, bark, sawmill residue and other forest related biomass. Both projects are QFs under PURPA. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc. ("ISO"), an independent, non-profit organization company.

         Due to the high costs associated with their operation, if the Maine Biomass Projects are not operating pursuant to a bilateral agreement with another party, they are generally operated, if at all, as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Maine Biomass Projects are shut down but are capable of being restarted on several days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," or "ICAP," a measurement of the rated ability of a generating plant to produce electric power. Power plants are credited with installed capability whether or not they run. A member of NEPOOL that serves load (i.e., electric consumers)must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or were able to purchase it through ISO auction.

         On November 28, 2000, Indeck Maine entered into a "Power Sales Confirmation Agreement" with Constellation Power Source, Inc., ("Constellation") pursuant to which Indeck Maine sold electric power to Constellation from the West Enfield Facility for a period beginning June 1, 2001 through February 28, 2002. Upon expiration of the Constellation Contract, Indeck Maine entered into a power sales agreement with Select Energy to sell the electric energy from the West Enfield Plant for the month of March 2002. Select has the option of extending such contract for four additional one-month extensions.

         In 1997, the State of Massachusetts passed the Electric Restructuring Act, which, among other things, required that the State encourage the development and construction of renewable resources. The Act requires entities that sell electricity to end-use retail customers in Massachusetts to have in their electric portfolio a certain percentage of renewable resources. Such resources are termed RPS Attributes. Failure to have the required amount of renewable energy results in a payment to the state equal to $.005/kwh for every kwh of the deficiency. The Massachusetts Division of Energy Resources ("DOER") recently issued final regulations regarding the RPS Attributes ("RPS Regulations"). The RPS Regulations require that renewable electric generation facilities, such as the Maine Biomass Plants, qualify as such pursuant to and as required by the RPS Regulations. The Trust believes that the electric output of the Maine Biomass Plants will qualify for RPS Attributes. If the West Enfield Facility obtains such qualification from the DOER, then, pursuant to the power sales contract, Select Energy will also purchase and pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield Facility. While the agreement with Select Energy is only for a term of possibly five months, given the market and proposed supply of renewable resources that can qualify for the RPS Attributes, the Trust believes that the Maine Biomass Plants will be able to sell their RPS Attributes pursuant to longer-term contracts. However, no negotiations regarding such contracts have taken place.

         Finally, for 2001, Indeck Maine funded the approximately $1.0 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans, Power V also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness. Except for the joint ownership of Indeck Maine, neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(v) Santee River Rubber Company

         The Trust and Power V purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River built a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina. The Trust and Power V purchased the interest through a limited liability company owned one-third by the Trust and two-thirds by Power V. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $4,490,000 and Power V provided the remaining $8,980,000. The remaining equity interest in Santee River was owned by a wholly owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS was the developer of the Facility. EPS provided administrative services to Santee River during the construction of the Facility at its cost (including direct and indirect costs and allocable overhead). At the same time as it sold the Trust and Power V their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers (collectively the "Debt"). It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

         The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Facility was designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. Due to a variety or reasons including, the Trust believes, wasteful and possibly fraudulent practices of EPS, as well as design and other technical problems, the Facility was unable to perform as represented and never achieved commercial operation. On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. In the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero. As previously reported, the Trust instituted litigation against EPS alleging fraud, breach of contract and other claims. This litigation was effectively stayed, then ultimately dismissed, as a result of the bankruptcy proceeding.

         The bankruptcy proceeding continued for all of 2001. The Santee River Facility was sold for approximately $3,500,000; $2,400,000 in cash and $1,000,000 in a note. A large part of the cash to be received from the sale transaction will go to pay the administrative expenses of the bankruptcy proceeding. The Trust believes that it was entitled to the first $457,000 of the remaining cash to repay some earlier and additional loans provided by the Trust to Santee River in order to fund the testing of the facility. As part of the agreement to provide such loan, the Debt agreed to give the Trust a priority for such amount in any liquidation. Upon the sale, however, the Debt was not agreeable to re-paying the Trust the full amount of the $457,000 loan. The Trust filed for a temporary restraining order to prevent the distribution of the proceeds. The Trust and the Debt have agreed to settle the outstanding claim. The Trust and Power V will receive a cash payment of $300,000 and the remaining $157,000 will be allowed as an unsecured, non-priority claim against the bankruptcy estate.

     3)  Project Operation.

          (i) Providence and Maine Hydro Projects. The Providence and Maine Hydro Projects are QFs under PURPA and have entered into long-term power purchase agreements ("Power Contracts") with their local distribution utilities. Under the Power Contracts for the Providence and Maine Hydro Projects, the local utilities are obligated to purchase the contractual output of the Projects at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied.

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

         The Providence and Maine Hydro Projects are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams. Output is generally lowest in the summer and winter months and highest in the spring and fall.

         (ii)  Maine Biomass plants

         The Maine Biomass Projects burn whole-tree wood chips, as well as wood from processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates from time to time and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

         Although the Maine Biomass Projects are QFs, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity, such as the contracts with Constellation and Select as described above. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules.

         The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. As described above, in Massachusetts, RPS Attributes are required to be purchased by entities serving end-use retail electric customers. RPS Attributes are obtained from renewable resources, such as the Maine Biomass Projects. As a result of the RPS Attribute program in Massachusetts, and similar programs in other states that have not yet been finalized, the Maine Biomass Projects may be able to sell their electric output and the renewable or "green" credits associated with such electric power at a premium over current wholesale electric rates.

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

         See, Item 3 "Legal Proceedings" for an update on the current litigation that the Indeck Projects are pursuing against the ISO.

(iii)  Santee River

         The Santee River Project has been sold to a third party purchaser pursuant to the Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court in South Carolina. As indicated earlier, the Trust has written-off its entire investment in Santee River.

(iv)   General considerations

         Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                                Calendar year
                                      2001          2000            1999
New England Power Company
  (Providence Project)                85.5%         88.4%           89.4%

         The financial statements of the Maine Hydro Projects, the Maine Biomass Projects and Santee River are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues.

         The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

         Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines owned by Bangor Hydro to the ISO's transmission facilities. As described above, Indeck Maine has negotiated a package of tariff amendments and special facilities agreements with Bangor Hydro that would remove most of the tariff disadvantages.

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

(4) Trends in the Electric Utility and Independent Power Industries

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Providence and Maine Hydro Projects are QFs with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

         However, in general, 2001 was an extremely volatile and unpredictable year for the electric generation and independent electric power industry. In the State of California the year began with the state experiencing severe electricity shortages. As a result, California, particularly San Francisco, experienced rolling blackouts, high wholesale electric prices, and subsequently, retail electric rates soared, and the California investor owned electric utilities ("IOUs") experienced severe and critical cash shortages due, in large part, to the fact that for 2000 and part of 2001 their rates to retail consumers were frozen such that increased wholesale prices could not be passed on to consumers. PG&E thus declared bankruptcy in April 2001 and for much of the summer and fall of 2001, it was not at all clear whether Southern California Edison Company would be able to survive without declaring bankruptcy. Moreover, other parts of the United States, particularly New England, experienced wholesale price spikes and shortages and while there was speculation that such areas would experience California type blackouts and shortages, such events never materialized.

         During most of 2001, as a result of the high wholesale prices in California and other parts of the United States, independent power producers naturally responded by either purchasing additional existing electric generation or announcing plans to build additional new electric generation. There were estimates that an additional 50,000 MWs would be constructed during the next several years. While such purchasing and proposed construction began prior to 2001 and was not all in response to the California electric crisis, there is not doubt that such crisis accelerated IPP purchasing and proposed construction. However, as 2001 progressed the electric crisis appeared to fade and wholesale prices fell significantly. Such change was due in large measure to the work of various governmental agencies, extremely mild weather over much of the United States, an increase electric conservation and a decrease in natural gas prices, which fuel an overwhelming majority of the power plants.

         In addition to the problems described above regarding California, on December 2, 2001, Enron Corp. ("Enron") filed for protection under the U.S. Bankruptcy Code in the largest bankruptcy filing in United States history. While extremely complicated and still the subject of a large number of congressional and regulatory agency investigations, it appears that the Enron bankruptcy resulted in large measure from the restatement of earnings and reduction of shareholders' equity that Enron announced due to accounting irregularities. Because Enron is primarily a power marketer that relies heavily on an investment grade credit to conduct its power marketing business, when the restatements were announced, rating agencies, such as Moody's and Standard & Poor's, lowered Enron's credit rating, which in turn caused Enron's trading partners to liquidate power contracts and/or refuse to continue to conduct business with Enron. Enron's bankruptcy soon resulted.

         As a result of Enron's bankruptcy, many independent power producers have seen their stock prices and credit rating plummet. In an attempt to reverse such events, many have attempted to "clean-up" their balance sheets and reduce debt by either selling (or attempting to sell) power facilities recently purchased and have also cancelled proposed new construction. In addition to Enron's bankruptcy, the extremely low wholesale prices, the erratic regulatory framework and the act that many states, including California, have either canceled deregulation or limited its scope and appeal, have all contributed to decision to discontinue construction of new power plants. Although electric supply is currently meeting demand nationwide due, in large measure, to mild weather, low gas prices, new generation already online, and the economic downturn, there is a possibility that should the economy turn around, gas prices increase, conservation decrease and demand increase, shortages nationwide could result. While such shortages could create social and political problems for entities that own and operate electric generation facilities, such as the Trust, electric shortages generally equate to higher wholesale electric prices.

         In conclusion, the trend in the industry, as a result of the matters detailed below, may be a retrenching and reversion to a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many of those charged with the responsibility of investigating the Enron or the California problems have not disavowed deregulation. The Trust has no direct exposure to Enron. The Trust's indirect exposure to Enron cannot yet be determined.

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

(6)  Regulatory Matters.

     The Projects are subject to energy and environmental laws and regulations at the federal,state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

(i)  Energy Regulation.

         (A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. QFs under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QFs if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

         The exemptions from extensive federal and state regulation afforded by PURPA to QFs are important to the Trust and its competitors. The Trust believes that each of its Projects is a QF. If a Project loses its QF status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

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

     (C) The Federal Power Act("FPA"). The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-QFs are subject to the FPA and to FERC rate-making jurisdiction.

         (D) Fuel Use Act. Projects that may be developed or acquired may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act.

         (E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-QFs by state public utility regulatory commissions varies from state to state.

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

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under permits for point sources of discharges and by storm water permits. Under the Clean Water Act, such permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

    The Providence Project operates filtration and condensation equipment for the purpose of removing contaminants from the landfill gas supply. The condensate is further treated and then discharged to a local treatment plant under an applicable permit. The contaminants removed from the condensate are incinerated at an approved facility. The Trust believes that these discharges and contaminants are being disposed of in compliance with applicable requirements.

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

(d) Financial Information about Foreign and Domestic Operations and Export
 Sales.

         The Trust has only invested in Projects in the United States and has no foreign operations.

(e)  Employees.

     The Projects are operated by RPM and accordingly the Trust has no employees. The persons described below at Item 10 - Directors and executive officers of the Managing Shareholder and RPM serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

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
           Island                                                  gas-fired
                                                                  generation
                                                                    facility
Maine Hydro 14 sites
            in Maine   Owned     n/a        24            n/a          Hydro-
                       by joint                                     electric
                       venture*                                   facilities

Pumping   Ventura    License   n/a        n/a        nominal       Natural-
 Project    County,                                               gas-fueled
           California                                             engines for
                                                                   irrigation
                                                                pumps located
                                                                   on various
                                                                        farms
Maine    West Enfield  Owned     n/a       less        18,000     Wood waste-
 Bio-    and Jonesboro, by joint           than                 fired genera-
 mass    Maine          venture**           25                  tion facility


*Joint venture equally owned by the Trust and Power V. ** Joint venture owned by Indeck, the Trust and Power V.

Item 3.  Legal Proceedings.

(i)      Providence

         In January 2000 and August 2000, the United States Environmental Protection Agency ("EPA") issued "Administrative Orders" to the Providence Project, the Rhode Island Resource Recovery Corporation ("RIRRC"), the owner and operator of the Johnston, Rhode Island landfill, and Central Gas Corporation, Central Gas LTD Partnership, LKD Central Limited Partnership and LKD Energy Corporation (collectively "GASCO"), the owner and operator of a gas collection system at the landfill which provides gas to the Providence Project. With respect to the Providence Project, the EPA believed it to be in violation of certain provisions of the Clean Air Act and certain federal regulations in connection with the Providence Project's operations at the Johnston, Rhode Island landfill. Although the Providence Project denied the EPA's claims, the EPA and the Providence Project settled the EPA's claims against the Providence Project through the mechanism of a Consent Agreement and Order that will fully resolve the EPA's claims against the Providence Project in consideration and paid an administrative penalty of approximately $25,000 in 2001.

         In addition to the foregoing, the RIRRC and GASCO entities are being pursued by the EPA for alleged violations of federal statutes and regulations concerning their operations. RIRRC and GASCO may or may not settle those claims with the EPA. Currently, RIRRC and GASCO have negotiated a draft consent decree with the EPA which settles the EPA's claims, however, such consent decree has not yet been finalized or the terms made public.

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

         As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. As a result of various pre-trial motions filed by the parties, such litigation, was filed as a complaint before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of Investors to amend the Trust's Amended and Restated Declaration of Trust ("Declaration") to terminate the Trust's agreement to comply with the substantive restrictions of the 1940 Act and to eliminate certain procedural requirements of the 1940 Act that were originally included in the Declaration, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 27, 2001. A total of 476.9 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments.

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

     The Managing Shareholder has investigated the possibility and feasibility of a combination of the six Trusts and the Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b) Record Holders.

As of the date of this Form 10-K, there are 961 record holders of Investor
Shares.

(c)  Dividends

The Trust made distributions as follows for the years ended December 31, 2001 and 2000:
                                          Year ended December 31,
                                            2001          2000
Total distributions to Investors          $   --     $  476,604
Distributions per Investor Share          $   --         $  999
Distributions to Managing Shareholder     $   --        $ 4,814

         The Trust suspended distributions beginning the second quarter of 2000 in order to conserve cash for future investments. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7 Management's Discussion and Analysis.

         Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the trust is organized to return net cash flow rather that accounting income to Investors.

Item 6.  Selected Financial Data. (all amounts in $)

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
                     2001       2000      1999       1998      1997

Revenues             $8,101,624  $7,833,572 $7,548,229  $7,274,883 $7,179,911
Net income(loss)  (1,964,120) (5,120,256)  (743,977)   (602,901)   402,777
  (A)
Net assets
(shareholders'
  equity)         20,815,494  22,779,614  28,381,288  31,003,923 35,023,361
Investments in
 Plant and
 Equipment (net
 of depreciation) $12,116,141 12,912,980  13,831,689  14,285,467 13,880,923
Investment
 in Power
 Contract(net
 of
 amortization)     5,168,352   5,724,221   6,280,090   6,835,959  7,391,828
Total assets      30,382,545  33,254,452  39,455,324  43,060,184 47,964,823
Long-term
obligations        1,822,425   2,690,523   3,479,460   4,196,455  4,848,067
Per Share of
Trust Interest:
 Total Revenues       16,989      16,426      15,828      15,258     15,059
Net income(loss)      (4,119)    (10,737)     (1,560)     (1,262)      (845)
   (A)
Net asset value       43,649      47,767      59,514      65,013     73,442
Distributions
 to Investors             --         999       3,900       7,096      6,894

(A) Includes writedown of investment in Santee River of $4,062,413 ($8,519 per Investor Share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The following discussion and analysis should be read in conjunction with the Trust's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

         The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence and Pumping Projects. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and Santee River, which are owned 50% or less by the Trust.

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

         The Providence Project generates electricity from methane gas produced at the Central Landfill in Johnston, Rhode Island. Gas reserves are estimated to be in excess of the amount needed to generate the 12 Megawatt maximum under the Power Contract with NEP. The price paid for the gas is a percentage (15% to 18%) of net revenue from power sales. Accordingly, the Providence Project is not affected by fuel cost price changes. The quality of the gas may vary from time to time. Poor quality gas may cause operating problems, down time and unplanned maintenance at the generating facility.

         The Maine Hydro Projects have a limited ability to store water. Accordingly, the amount of revenue from electricity generation from these Projects is directly related to river water flows, which have fluctuated significantly from year-to-year. It is not possible to accurately predict revenues from the Maine Hydro Projects.

         The Maine Biomass Projects sold electricity under short-term contracts during 1997. The Projects were shutdown and had minimal operations in 1998, 1999 and 2000. One project resumed full time operations on June 1, 2001 and sold electricity to Constellation Power Source, Inc. under a nine-month contract that expired on February 28, 2001. It now sells electricity to Select Energy on a month-to-month basis. The other project is currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to allow the Project to operate profitably.

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

         Santee River was designed to process waste tires and generate high quality crumb rubber. Construction of the project began in 1998. In July 2000, the manager of the project informed the Trust that the project had run out of money. In October 2000, the project declared bankruptcy. The plant is shutdown and is not manned. The Trust wrote down its investment in the project to zero in the third quarter of 2000.

         The Pumping Project owns irrigation well pumps in Ventura County, California, which supply water to farmers. The demand for water pumped by the project varies inversely with rainfall in the area.

         Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Significant Accounting Policies

The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimate useful lives of the Trust's plant and equipment range from 10 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2001 compared to the year ended December 31, 2000.

         Total revenues increased $268,000, or 3%, to $8,102,000 in 2001 from $7,834,000 in 2000. The increase in revenues is due to higher sublease income from the Providence Project and higher revenues from the Pumping Project due to higher prices.

         Gross profit, which represents total revenues reduced by cost of sales, increased by $140,000, or 9%, to $1,682,000 in 2001 from $1,542,000 in 2000. The increase in gross profit reflects the increase in revenues discussed above, partially offset by higher maintenance costs at the Providence Project.

         General and administrative expenses increased $298,000, or 34%, to $1,179,000 in 2001 from $881,000 in 2000. The increase primarily reflects higher administration costs relating to the Providence Project.

         In 2000, the Trust recorded a writedown of $250,000 associated with certain equipment held in storage. The Trust did not record any writedowns of equipment in 2001.

         The management fee paid to the Managing Shareholder increased by $414,000, or 119%, to $762,000 in 2001 from $348,000 in 2000 reflecting that the
Managing Shareholder resumed charging 100% of the management fee it was entitled to, rather than the 50% it charged in 2000.

         The Trust recorded a loss from operations of $259,000 in 2001 compared to income from operations of $62,000 in 2000, a change of $322,000. The change reflects the increase in management fees and general and administrative expenses in 2001 partially offset by the improvement in gross margin in 2001 and the absence of the 2000 writedown of equipment.

         The Trust recorded an equity loss of $363,000 from the Maine Hydro Projects in 2001, a change of $615,000 from the equity income of $252,000 recorded in 2000. This decrease is due to extremely low rainfall and river flows which caused a significant drop in revenue in 2001 compared to 2000.

         The Trust's equity loss from the Maine Biomass Project increased $264,000 or 41%, to $904,000 in 2001 from $640,000 in 2000 as a result of the cost of starting up one of the facilities in 2001 and reduced revenue from installed capacity in 2001 compared to 2000.

         In 2000, the Trust recorded an equity loss of $180,000 from Santee River. The project declared bankruptcy in 2000 and the Trust recorded a writedown of its investment of $4,062,000 in 2000.

         The Trust's net loss decreased $3,156,000, or 62%, to $1,964,000 in 2001 from $5,120,000 in 2000 primarily reflecting the absence of the writedown of Santee River partially offset by the decrease in results from the Maine Hydro Projects.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

         Total revenues increased $286,000, or 4%, to $7,834,000 in 2000 from $7,548,000 in 1999 reflecting slightly higher energy production from the Providence Project.

         Gross profit, which represents total revenues reduced by cost of sales, increased $342,000, or 29%, to $1,542,000 in 2000 from $1,200,000 in 1999. The improvement reflects reduced costs of engine maintenance resulting from revisions to the plant's maintenance program.

         General and administrative expenses increased $171,000, or 24%, to $881,000 in 2000 from $710,000 in 1999. The increase is due to legal expenses associated with the Trust's investment in Santee River.

         In 2000, the Trust recorded a writedown of $250,000 associated with certain equipment held in storage compared to a writedown of $205,000 in 1999.

         In both 2000 and 1999, the Managing Shareholder decided to waive 50% of the fee to which it was entitled. The decrease in the management fee from $467,000 in 1999 to $348,000 in 2000 reflects the lower net assets of the Trust.

         The Trust recorded a loss from operations of $182,000 in 1999 compared to income from operations of $63,000 in 2000, a change of $245,000, primarily reflecting the improvement in the gross margin from the Providence Project.

         The decrease in income from the Maine Hydro Projects from $849,000 in 1999 to $252,000 in 2000 reflects lower revenues and higher repair costs in 2000 compared to 1999. The decrease in revenues reflected lower-than-average rainfall, which decreased water flow through the hydroelectric dams. The increase in repair costs were primarily caused by damaged generating equipment at one dam.

         The decrease in the loss from the shutdown Maine Biomass Projects from $1,007,000 in 1999 to $640,000 in 2000 reflects higher revenue related to the installed capacity of the plant.

         The Trust recorded a loss from Santee River in 2000 compared to income in 1999, reflecting the Trust's share of the cost of staffing the plant in 2000 prior to the project's bankruptcy filing. In 1999, the plant was under construction and was not fully staffed.

         The Trust recorded a net loss of $5,120,000 in 2000 compared to $744,000 in 1999, a change of $4,376,000. This increase is primarily the result of the $4,062,000 writedown of Santee River in 2000.

Liquidity and Capital Resources

         In 2001 and 2000 the Trust's operating activities generated $780,000 and $2,315,000 of cash, respectively. The higher level of cash from operations in 1999 primarily reflects decreases in maintenance costs and working capital at the Providence Project.

         The Trust generated $105,000 of cash from investing activities compared to using $214,000 in 2001. The change is primarily due to lower distributions from the Maine Hydro Projects, which reflects the extremely low river flows in 2001.

         Cash used in financing activities were $1,173,000 in 2001 compared to $1,657,000 in 2000, a decrease of $484,000, or 29%, primarily attributable to the absence of distributions to shareholders in 2001. The Trust ceased making distributions to shareholders in the first quarter of 2001.

         During 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. The credit line was extended until July 31, 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 1999 or 2001. In 2000, the Trust borrowed $500,000 under the line of credit to meet its working capital requirements. This amount was repaid in 2000. The Trust has issued through its bank a standby letter of credit totaling $99,000 to secure a power purchase agreement for one of the Maine Hydro Projects. The standby letter of credit is collateralized by the line of credit and reduces the amount that may be borrowed under the line of credit from $1,150,000 to $1,051,000.

Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to a letter of credit of $99,000 issued by the Maine Hydro Projects which is collateralized by the Trust's line of credit facility. The letter of credit expires in December 2002 and the Maine Hydro Projects and the Trust anticipate renewing them annually through 2008. The letters of credit are required as security under one of the Maine Hydro Project's Power Contracts

The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

2002     $ 868,000
2003       955,000
2004       867,000

The Providence and Maine Hydro Projects have certain long-term obligations relating to their Power Contracts and property leases and, in the case of the Providence Project, with its gas supplier. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

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

                        December 31, 2001
                       Expected Maturity Date
                            2001
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 1,051,000
Average interest rate                                1.77%


Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2001 and 2000                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2001                  F-4
Consolidated Statements of Changes in Shareholders' Equity for the three years
  ended December 31, 2001                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2001                        F-6
Notes to Consolidated Financial Statements             F-7 to F-10

Financial Statements for Maine Hydro Projects
Financial Statements for Indeck Maine Energy, LLC

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

         As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

         The Managing Shareholder has also organized the Other Power Trusts, as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

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

         Robert E. Swanson, age 55, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 55, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

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

         Daniel V. Gulino, age 41, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 49, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

         Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management is subject to termination at any time on 60 days' prior notice by a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of a majority in interest of the Investors.

(d) Executive Officers of the Trust.

         Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder. The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder will take most actions taken in the name of the Trust.

(e) Corporate Trustee

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Other Power Trusts and of an oil and gas business trust sponsored by Ridgewood and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

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

(g)  RPM.

     As discussed above at Item 1 - Business, RPM assumed day-to-day management responsibility for the Providence Project in 1996 and has done so for the Pumping Projects in October 1998 and for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It entered into an "Operation Agreement" with the Trust's subsidiary that owns the Project under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

Item 11.  Executive Compensation.

         The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions. Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The Trust sold 476.8875 Investor Shares (approximately $39.2 million of gross proceeds) of beneficial interest in the Trust pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed on September 30, 1996. Further details concerning the offering are set forth above at Item 1 -- Business.

         The Managing Shareholder of the Trust, purchased for cash in the offering 1 Investor Share, equal to .2 of 1% of the outstanding Investor Shares, and Mr. Swanson purchased an additional 1 Investor Share. The total cost of the 2 Investor Shares was $133,000. By virtue of its purchase of that Investor Share, Ridgewood Power is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other executive officers of the Trust acquired Investor Shares in the Trust's offering.

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

 The Trust paid fees to the Managing Shareholder and its affiliates as follows:

                       2001       2000          1999        1998         1997

Managing
Shareholder           $761,266     $348,202   $467,268  $1,050,700 $1,154,758
RPM Cost             5,167,250    5,685,821  5,496,826   4,787,310  5,027,506
Reimbursement

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Consolidated Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     The Registrant filed a Form 8-K with the Commission on December 27, 2001 reporting the results of the Notice of Solicitation of Consents.

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

By:/s/ Robert E. Swanson    President               April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                April 15, 2002
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and       April 15, 2002
Christopher Naunton       Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder            April 15, 2002
By:/s/ Robert E. Swanson    President
Robert E. Swanson

              Ridgewood Electric Power Trust IV

               Consolidated Financial Statements

               December 31, 2001, 2000 and 1999

Report of Independent Accountants

To the Shareholders of
Ridgewood Electric Power Trust IV:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV and its subsidiaries (the "Trust")at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                           December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $  1,050,638    $  1,656,861
Accounts receivable, trade .....................        624,752         668,349
Due from affiliates ............................        250,000            --
Other assets ...................................         53,661          60,399
                                                   ------------    ------------

      Total current assets .....................      1,979,051       2,385,609

Investments:
Maine Hydro Projects ...........................      4,879,015       5,346,948
Maine Biomass Projects .........................      4,830,991       5,485,287

Plant and equipment ............................     16,890,129      16,821,058
Accumulated depreciation .......................     (4,773,988)     (3,908,168)
                                                   ------------    ------------
                                                     12,116,141      12,912,890
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (3,169,688)     (2,613,819)
                                                   ------------    ------------
                                                      5,168,352       5,724,221
                                                   ------------    ------------

Spare parts inventory ..........................        670,769         688,984
Debt reserve fund ..............................        738,226         710,513
                                                   ------------    ------------

       Total assets ............................   $ 30,382,545    $ 33,254,452
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $    868,098    $    788,937
Accounts payable and accrued expenses ..........        383,503         390,824
Due to affiliates ..............................      1,015,131         916,418
                                                   ------------    ------------
       Total current liabilities ...............      2,266,732       2,096,179

Long-term debt, less current portion ...........      1,822,425       2,690,523
Minority interest in the Providence Project ....      5,477,894       5,688,136

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ................     21,012,406      22,956,885
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (196,912)       (177,271)
                                                   ------------    ------------
      Total shareholders' equity ...............     20,815,494      22,779,614
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 30,382,545    $ 33,254,452
                                                   ------------    ------------




  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                              Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000           1999
                                      -----------    -----------    -----------

Power generation revenue ..........   $ 7,554,624    $ 7,464,572    $ 7,179,229
Sublease income ...................       547,000        369,000        369,000
                                      -----------    -----------    -----------
         Total revenue ............     8,101,624      7,833,572      7,548,229

Cost of sales, including
 depreciation and amortization
  of $1,421,689, $1,485,982 and
   $1,439,980 in 2001, 2000 and
    1999 ..........................     6,420,085      6,291,190      6,347,905
                                      -----------    -----------    -----------

Gross profit ......................     1,681,539      1,542,382      1,200,324

General and administrative
 expenses .........................     1,179,010        881,613        709,722
Management fee paid to the
 managing shareholder
                                          761,266        348,202        467,268
Write down equipment held in
 storage ..........................          --          250,000        205,182
                                      -----------    -----------    -----------
  Total other operating expenses ..     1,940,276      1,479,815      1,382,172
                                      -----------    -----------    -----------

Income (loss) from operations .....      (258,737)        62,567       (181,848)
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        63,715        108,230         83,350
   Interest expense ...............      (355,802)      (437,857)      (437,238)
   Other income ...................          --             --           71,840
   Loss from Maine Biomass
    Projects ......................      (904,297)      (639,984)    (1,006,797)
   (Loss) income from Maine Hydro
    Projects ......................      (362,509)       252,250        849,456
   (Loss) income from Santee River
    Rubber ........................          --         (180,521)        49,244
   Write down investment in Santee
    River Rubber
                                             --       (4,062,413)          --
                                      -----------    -----------    -----------

     Other income (expense), net ..    (1,558,893)    (4,960,295)      (390,145)
                                      -----------    -----------    -----------

Loss before minority interest .....    (1,817,630)    (4,897,728)      (571,993)

Minority interest in the earnings
 of the Providence Project ........      (146,490)      (222,528)      (171,984)
                                      -----------    -----------    -----------

Net loss ..........................   $(1,964,120)   $(5,120,256)   $  (743,977)
                                      -----------    -----------    -----------

    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes In Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                          Managing
                        Shareholders    Shareholder         Total
                        ------------    ------------    ------------

Shareholders' equity,
 January 1, 1999 ....   $ 31,098,950    $    (95,027)   $ 31,003,923

Cash distributions ..     (1,859,871)        (18,787)     (1,878,658)

Net loss for the year       (736,537)         (7,440)       (743,977)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 1999 ..     28,502,542        (121,254)     28,381,288

Cash distributions ..       (476,604)         (4,814)       (481,418)

Net loss for the year     (5,069,053)        (51,203)     (5,120,256)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 2000 ..     22,956,885        (177,271)     22,779,614

Net loss for the year     (1,944,479)        (19,641)     (1,964,120)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..   $ 21,012,406    $   (196,912)   $ 20,815,494
                        ------------    ------------    ------------










   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                               Year Ended December 31,
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------    -----------    -----------

Cash flows from operating
 activities:
     Net loss ....................... $(1,964,120)   $(5,120,256)   $  (743,977)

     Adjustments to reconcile net
      loss to net cash flows from
       operating activities:
     Depreciation and amortization ..   1,421,689      1,485,982      1,439,980
     Minority interest in earnings
      of the Providence Project .....     146,490        222,528        171,984
     Write down equipment held in
      storage .......................        --          250,000        205,182
     Write down investment in
      Santee River Rubber Project....        --        4,062,413           --
     Loss from unconsolidated
      Maine Biomass Projects ........     904,297        639,984      1,006,797
     Loss (income) from
      unconsolidated Maine
       Hydro Projects ...............     362,509       (252,250)      (849,456)
     Loss (income) from
      unconsolidated Santee
       River Rubber .................        --          180,521        (49,244)
     Changes in assets and
      liabilities:
       Decrease (increase) in
        accounts receivable, trade ..      43,597        (55,347)         4,971
       Decrease (increase) in
        spare parts inventory .......      18,215        149,158        (91,964)
       (Decrease) increase in
         accounts payable and
          accrued expenses ..........      (7,322)      (220,926)        48,065
       (Increase) decrease in due
         to/from affiliates, net ....    (151,287)       973,361       (383,333)
       Decrease (increase) in
        other assets ................       6,738            464         (2,888)
                                        ----------    -----------    -----------

        Total adjustments ...........   2,744,926      7,435,888      1,500,094
                                        ----------    -----------    -----------

       Net cash provided by
        operating activities ........     780,806      2,315,632        756,117
                                        ----------    -----------    -----------

Cash flows from investing
 activities:
     Investment in Maine
      Biomass Projects ..............    (250,000)      (300,000)      (525,250)
     Investment in Santee
      River Rubber Project...........        --         (152,333)          --
     Distributions from Maine
      Hydro Projects ................     105,424        568,807      1,403,240
     Distributions from Santee
      River Rubber Project...........        --             --          460,000
     Capital expenditures ...........     (69,071)       (11,314)      (430,333)
                                        ----------    -----------    -----------
      Net cash provided by
       (used in)investing
         activities .................    (213,647)       105,160        907,657
                                        ----------    -----------    -----------

Cash flows from financing
 activities:
     Cash distributions to
      shareholders ..................        --         (481,418)    (1,878,658)
     Payments to reduce long-term
      debt ..........................    (788,937)      (716,995)      (651,613)
     Increase in debt reserve
      fund ..........................     (27,713)       (44,167)       (29,238)
     Borrowings under line of
      credit facility ...............        --          500,000           --
     Repayments under line of
      credit facility ...............        --         (500,000)          --
     Cash distributions to
      minority interest .............    (356,732)      (414,734)      (232,050)
                                       ----------    -----------    -----------

     Net cash used in financing
       activities ...................  (1,173,382)    (1,657,314)    (2,791,559)
                                      -----------    -----------    -----------

Net (decrease) increase in
 cash and cash equivalents ..........    (606,223)       763,478     (1,127,785)
Cash and cash equivalents,
 beginning of year ..................   1,656,861        893,383      2,021,168
                                       ----------    -----------    -----------

Cash and cash equivalents,
 end of year ........................ $ 1,050,638    $ 1,656,861    $   893,383
                                      -----------    -----------    -----------






   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


1.       Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC (the "Managing Shareholder") formerly Ridgewood Power Corporation). The Trust began offering shares on February 6, 1995 and discontinued its offering of shares in March 1996. The Trust had no operations prior to the commencement of the share offering.

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

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

2.       Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 20 and 18 years at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, the Trust recorded depreciation expense of $865,820, $930,113 and $884,111, respectively.

Electric power sales contract
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the contract (15 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During each of the years ended December 31, 2001, 2000 and 1999, the Trust recorded amortization expense of $555,869.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned and dividend income is recorded when declared.

Supplemental cash flow  information
Total interest paid during the years ended December 31, 2001, 2000 and 1999 was $299,919, $371,861 and $437,243.

Significant Customers
During 2001, 2000 and 1999, the Trust's largest customer, New England Power Corporation ("NEP"), accounted for 86%, 88% and 89%, respectively of total revenues respectively.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Projects

Providence Project
In 1996, the Trust, through a subsidiary, Ridgewood Providence Power Partners, L.P., purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired include a 12.3 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island (the "Providence Project"). In 1997, the capacity was increased to
13.8 megawatts. The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced by and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract. The purchase price was $15,533,021 in cash, including transaction costs. In addition, Providence Power assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior collateralized non-recourse notes payable.

The Trust owns 64.3% of the Providence Project and the remaining 35.7% is owned by Ridgewood Electric Power Trust III ("Trust III"). Ridgewood Power LLC is the managing shareholder of both the Trust and Trust III.

The acquisition of the Providence Project was accounted for as a purchase and the results of operations of the Providence Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $8,338,040 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (15 years).

California Pumping Project
In 1995, the Trust acquired a package of natural gas and diesel engines (the "California Pumping Project"), which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 3 megawatts of power.

Electric Power Equipment Held for Resale
The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or for use in potential power generation projects. The equipment was held in storage. At December 31, 1998, the cost of such equipment was $455,182. In 1999, the Trust wrote down the equipment to its estimated fair value of $250,000 and recorded a charge against earnings of $205,182. In 2000, the Trust recorded an additional write down of $250,000 to reduce the equipment to its estimated fair value of zero.

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

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $343,704, $414,089 and $429,714 of expense under this arrangement during the years ended December 31, 2001, 2000 and 1999, respectively. The agreement has a five-year term, expiring on June 30, 2006, and can be renewed for one additional five-year term by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheets
                            December 31, 2001    December 31, 2000
                               -----------         -----------

Current assets .............   $   632,298         $   785,739
Non-current assets .........     9,408,314          10,285,943
                               -----------         -----------
Total assets ...............   $10,040,612         $11,071,682
                               -----------         -----------

Current liabilities ........   $   282,582         $   377,787
Partners' equity ...........     9,758,030          10,693,895
                               -----------         -----------
Total liabilities and equity   $10,040,612         $11,071,682
                               -----------         -----------

Statements of Operations
                                For the Year Ended December 31,
                         -----------------------------------------
                            2001            2000          1999
                         ------------    -----------   -----------

Revenue ..............   $ 2,311,346    $ 3,750,095   $ 4,756,189
Operating expenses ...     3,049,927      3,271,902     3,002,245
Other income (expense)        13,563         26,307       (55,033)
                         -----------    -----------   -----------
Net income (loss) ....   $  (725,018)   $   504,500   $ 1,698,911
                         -----------    -----------   -----------

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

Maine Biomass Projects
In 1997, through a subsidiary, the Trust acquired a 25% preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 including transaction costs. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Eastport Project was shut down in January 1998. The facility currently sells installed capacity and is periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facility in good condition is approximately $100,000 per month. The Penobscot facility resumed full time operation in June 2001.

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

In 2001, 2000 and 1999, the Trust loaned $250,000, $300,000 and $525,250, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust V made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $500,000, $600,000 and $1,050,500 to the Maine Biomass Projects with the same terms in 2001, 2000 and 1999, respectively.

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the statements of operations since acquisition. The financials statements of the Maine Biomass Projects were not adjusted to reflect the purchase of the membership interest by the Trust. The Trust's equity in the net loss of the Maine Biomass Projects recorded in the Trust's consolidated financial statements has been adjusted to reflect the purchase price paid by the Trust for its membership interest.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999, because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June through December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.

Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheets
                                       December 31,
                               --------------------------
                                  2001             2000
                               -----------    -----------

Current assets .............   $ 1,162,010    $ 1,117,357
Non-current assets .........     3,359,795      2,970,042
                               -----------    -----------
Total assets ...............   $ 4,521,805    $ 4,087,399
                               -----------    -----------

Current liabilities ........   $ 2,021,185    $   703,279
Notes payable to members ...     5,801,000      4,801,000
Members' deficit ...........    (3,300,380)    (1,416,880)
                               -----------    -----------
Total liabilities and equity   $ 4,521,805    $ 4,087,399
                               -----------    -----------

Statement of Operations
                        For the Year Ended December 31,
                 -----------------------------------------
                    2001           2000            1999
                 -----------    -----------    -----------

Revenue ......   $ 5,587,507    $ 2,017,481    $ 1,391,039
Cost of sales      6,913,336      2,646,770      3,330,090
Other expenses       557,671        650,680        253,610
                 -----------    -----------    -----------
Net loss .....   $(1,883,500)   $(1,279,969)   $(2,192,661)
                 -----------    -----------    -----------

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

In late May 2000, EPS informed the Trust that Santee River Rubber needed substantial additional money to pay for its operating expenses while modifications were completed and testing was performed. Intensive negotiations then began between the Trust, Trust V, EPS, the facility's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the Trust and Trust V advanced $152,333 and $354,667, respectively, for that purpose. Negotiation continued until October 26, 2000, when Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company, and for the year ended December 31, 2000 recorded a writedown of $4,062,413 to reduce the estimated fair value of the investment to zero.

The Trust's investment in Santee River Rubber was accounted for under the equity method of accounting. The Trust's equity in the income or loss of Santee River Rubber had been included in the consolidated financial statements since acquisition.

4.       Long-Term Debt

Following is a summary of long-term debt at December 31, 2001 and 2000:

                                                       2001           2000
                                                   -----------    -----------
Senior collateralized non-recourse notes payable   $ 2,690,523    $ 3,479,460
Less - Current maturity ........................      (868,098)      (788,937)
                                                   -----------    -----------

Total long-term debt ...........................   $ 1,822,425    $ 2,690,523
                                                   -----------    -----------

The collateralized non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 2001, 2000 and 1999. The notes are collateralized by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 2001 and 2000, the cash balance in these reserve accounts was $738,226 and $710,513, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Remaining scheduled repayments of long-term debt principal are as follows:

         Year Ended
        December 31,              Repayment

           2002                   $ 868,098
           2003                     955,202
           2004                     867,223

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.376% and 9.07% at December 31, 2001 and 2000, respectively). The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. In January 2000, the Trust borrowed $500,000 under the line of credit facility which was repaid in September 2000. At December 31, 2001 and 2000, there were no borrowings outstanding under the credit facility.

5.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Trust's cash and cash equivalents, accounts receivable, debt service reserve fund and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value. The fair value of the letter of credit does not differ materially from its carrying value.

6.       Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to NEP for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. For the years ended December 31, 2001, 2000 and 1999, sales revenue under the NEP Power Purchase Agreement amounted to $6,925,308, $6,925,717, and $6,751,802 , respectively.

7.       Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2001, 2000 and 1999 royalty expense relating to the RISWMC lease amounted to $1,025,448, $1,015,398 and $996,399, respectively. The royalty expense has been included in the cost of sales in the Consolidated Statements of Operations.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease Income - Gasco is to pay Providence Power an annual amount equal to the product of $30,000 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $547,000 for the year ended December 31, 2001 and $369,000 for the years ended December 31, 2000 and 1999.

Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2001, 2000 and 1999 amounted to $937,731, $926,795 and $907,950, respectively.

8.       Transactions With Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2001, 2000 and 1999, the Trust paid an annual management fees to the managing shareholder of $761,266, $348,202 and $467,268, respectively. In 2000 and 1999, the managing shareholder waived approximately 50% of the management fees to which it was entitled.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2001.

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

Under an Operating Agreement with the Trust, Ridgewood Management, an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2001, 2000 and 1999, Ridgewood Management charged Providence Power $538,262, $344,041 and $404,055, respectively. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged California Pumping Project $71,841, $65,333 and $69,262, respectively. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Maine Biomass projects $205,120, $203,191 and $197,825, respectively. During the periods ended December 31, 2001, 2000 and 1999, Ridgewood Management did not charge any amounts to the Maine Hydro projects or Santee River Rubber project.

At December 31, 2001 and 2000, the Trust had outstanding payables and receivables, with the following affiliates:

                             Due To               Due From
                       -------------------   ------------------
                         2001       2000       2001      2000
                       --------   --------   --------   ------

Ridgewood Management   $201,269   $155,930   $   --     $ --
Trust III ..........    384,105    365,880       --       --
Trust V ............    135,667    135,667       --       --
Ridgewood Power ....       --      212,860       --       --
Maine Hydro ........    270,006     25,429       --       --
Maine Biomass ......       --         --      250,000     --
Other affiliates ...     24,084     20,652       --       --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

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

                   December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in Partners' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Ridgewood Maine Hydro Partners, L.P.
Balance Sheets
-------------------------------------------------------------------------------

                                                      December 31,
                                              ----------------------------
                                                  2001             2000
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $     17,816    $    135,441
Accounts receivable, trade ................         71,768         602,342
Due from affiliates .......................        501,038          25,429
Prepaid and other current assets ..........         41,676          22,527
                                              ------------    ------------
     Total current assets .................        632,298         785,739

Plant and equipment .......................      2,013,963       1,838,408
Accumulated depreciation ..................       (190,430)       (140,422)
                                              ------------    ------------
     Property, plant and equipment, net ...      1,823,533       1,697,986
                                              ------------    ------------

Electric power sales contracts ............     12,815,510      12,815,510
Accumulated amortization ..................     (5,230,729)     (4,227,553)
                                              ------------    ------------
     Electric power sales contracts, net ..      7,584,781       8,587,957
                                              ------------    ------------

     Total assets .........................   $ 10,040,612    $ 11,071,682
                                              ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses .....   $    118,160    $    197,297
Due to affiliates .........................        164,422         180,490
                                              ------------    ------------
     Total current liabilities ............        282,582         377,787

Commitments and contingencies

Partners' equity:
Limited partners ..........................      9,670,171      10,596,678
General partner ...........................         87,859          97,217
                                              ------------    ------------


     Total partners' equity ...............      9,758,030      10,693,895
                                              ------------    ------------

     Total liabilities and partners' equity   $ 10,040,612    $ 11,071,682
                                              ------------    ------------








   See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Operations
-------------------------------------------------------------------------------

                                            Year Ended December 31,
                                   --------------------------------------------
                                      2001           2000            1999
                                   -----------    -----------    -----------

Power generation revenue .......   $ 2,311,346    $ 3,750,095    $ 4,756,189
                                   -----------    -----------    -----------

Operating expenses:
   Depreciation and amortization     1,053,184      1,083,146      1,107,568
   Labor .......................       624,886        653,306        565,015
   Insurance ...................       256,015        176,117        177,333
   Property taxes ..............       266,437        255,274        252,611
   Contract management .........       343,704        414,089        323,003
   Other expenses ..............       505,701        689,970        576,715
                                   -----------    -----------    -----------
                                     3,049,927      3,271,902      3,002,245
                                   -----------    -----------    -----------

Income (loss) from operations ..      (738,581)       478,193      1,753,944
                                   -----------    -----------    -----------

Other income (expense):
Interest income ................        13,563         59,360         42,852
Interest expense ...............            --        (33,053)      (112,885)
Other income ...................            --             --         15,000
                                   -----------    -----------    -----------
     Other income (expense), net        13,563         26,307        (55,033)
                                   -----------    -----------    -----------

Net income (loss) ..............   $  (725,018)   $   504,500    $ 1,698,911
                                   -----------    -----------    -----------










  See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Changes in Partners' Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------
                            Limited          General
                            Partners         Partner          Total
                          ------------    ------------    ------------

Partners' equity,
 January 1, 1999 ......     12,319,953         114,624      12,434,577

Cash distributions ....     (2,778,414)        (28,065)     (2,806,479)

Net income for the year      1,681,922          16,989       1,698,911
                          ------------    ------------    ------------


Partners' equity,
 December 31, 1999 ....     11,223,461         103,548      11,327,009

Cash distributions ....     (1,126,238)        (11,376)     (1,137,614)

Net income for the year        499,455           5,045         504,500
                          ------------    ------------    ------------


Partners' equity,
 December 31, 2000 ....     10,596,678          97,217      10,693,895

Cash distributions ....       (208,739)         (2,108)       (210,847)

Net loss for the year .       (717,768)         (7,250)       (725,018)
                          ------------    ------------    ------------

Partners' equity,
 December 31, 2001 ....   $  9,670,171    $     87,859    $  9,758,030
                          ------------    ------------    ------------













   See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Cash Flows
-------------------------------------------------------------------------------


                                               Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000          1999
                                      -----------    -----------    -----------

Cash flows from operating
 activities:
Net income (loss) .................   $  (725,018)   $   504,500    $ 1,698,911

Adjustments to reconcile net
 income(loss) to net cash flows
  from operating activities:
  Depreciation and amortization ...     1,053,184      1,083,146      1,107,568
  Changes in assets and
   liabilities:
    Decrease (increase) in
     accounts receivable ..........       530,574        419,138       (447,458)
    (Increase) decrease in prepaid
      and other current assets ....       (19,149)       120,335        (65,295)
    (Increase) decrease in due
      to/from affiliates, net .....      (491,677)      (782,458)    (1,019,205)
    (Decrease) increase in accounts
      payable and accrued
     expenses .....................       (79,137)       159,012       (159,514)
                                      -----------    -----------    -----------
    Total adjustments .............       993,795        999,173       (583,904)
                                      -----------    -----------    -----------

    Net cash provided by operating
     activities ...................       268,777      1,503,673      1,115,007
                                      -----------    -----------    -----------

Cash flows from investing
 activities:
Capital expenditures ..............      (175,555)      (489,384)      (259,776)
                                      -----------    -----------    -----------

    Net cash used in investing
     activities ...................      (175,555)      (489,384)      (259,776)
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
Cash distributions to partners ....      (210,847)    (1,000,000)      (900,000)
Payments to reduce long-term
 lease obligations ................          --         (287,683)      (153,515)
                                      -----------    -----------     -----------
    Net cash used in financing
     activities ...................      (210,847)    (1,287,683)    (1,053,515)
                                      -----------    -----------    -----------

Net decrease in cash
 and cash equivalents .............      (117,625)      (273,394)      (198,284)

Cash and cash equivalents,
 beginning of year ................       135,441        408,835        607,119
                                       -----------   -----------    -----------

Cash and cash equivalents,
 end of year ......................   $    17,816    $   135,441    $   408,835
                                      -----------    -----------    -----------






    See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies

Critical accounting policies and estimates
The preparation of financial statements requires the Partnership to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Partnership evaluates its estimates, including provision for bad debts, recoverable value of fixed assets and intangible assets and recordable liabilities for litigation and other contingencies. The Partnership bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Partnership adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. The Partnership will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Partnership.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Partnership.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Partnership will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Partnership.

Cash and cash equivalents
The Partnership considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Partnership evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. At December 31, 2001 and 2000, the Partnership had construction in progress of $121,287 and $482,436, respectively.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 50 years with a weighted average of 33 and 22 years at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Partnership recorded depreciation expense of $50,008, $61,794, and $47,272, respectively.

Electric Power Sales Contracts
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contracts (11 to 21 years) on a straight-line basis.

As part of the purchase of the Maine Hydro Projects, the Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership had the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also had the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which was $750,000 at April 30, 2000. This lease was accounted for as a capital lease and the scheduled close-out amount of $750,000 had been recorded as a lease obligation. On April 30, 2000, the Partnership purchased the equipment at its Fair Market Value, which was $254,136. The difference between the recorded lease obligation of $750,000 and the purchase price of $254,136 is recorded as a reduction to the Electric Powers Sales Contract in the accompanying balance sheet.

During each of the years ended December 31, 2001, 2000 and 1999, the Partnership recorded amortization expense of $1,003,176, $1,021,352 and $1,060,296, respectively.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Lease Commitments

The Partnership leases a parcel of land on the sites of two of its hydroelectric projects under non-cancelable operating leases expiring in June 2078. Total monthly payments in 2001 were the greater of $1,318 or a percentage of the revenue from the hydroelectric project. At December 31, 2001, the future minimum rental payments required under these leases was as follows:

                                    2002                    $  15,816
                                    2003                       15,816
                                    2004                       15,816
                                    2005                       15,816
                                    2006                       15,816
                                    Thereafter              1,130,844
                                                    ------------------
                                                          $ 1,209,924
                                                    ------------------

4.       Electric Power Sale Contracts

The Partnership operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Partnership sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract for three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. The Partnership is required to maintain a standby letter of credit totaling $99,250 under the long-term power purchase agreement, which is collateralized by Trust IV's line of credit facility.

5.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Partnership's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

6.    Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $343,704, $414,089, and $323,003 of expense under this arrangement during the periods ended December 31, 2001, 2000 and 1999, respectively. The agreement has a five-year term expiring on June 30, 2006 and can be renewed for one additional five-year term by mutual consent.

7.  Transactions with Affiliates

At December 31, 2001 and 2000, the Partnership had outstanding payables and receivables, with the following affiliates:

                                             As of December 31,
                                      Due To                 Due From
                                  ------------------    --------------------
                                    2001       2000      2001        2000
                                  --------   --------   --------   --------

Ridgewood Power Management, LLC   $164,422   $111,522   $   --     $   --
Trust IV ......................       --         --      270,066     25,429
Trust V .......................       --       68,968    231,032       --

From time to time, the Partnership records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.


               Indeck Maine Energy, L.L.C.

                   Financial Statements

             December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Members of
Indeck Maine Energy, L.C.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' (deficit)equity and cash flows present fairly,in all material respects, the financial position of Indeck Maine Energy, L.L.C.(the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the members.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Indeck Maine Energy, L.L.C.
Balance Sheets
-------------------------------------------------------------------------------

                                                      December 31,
                                                      -----------
                                                  2001           2000
                                              -----------    -----------
Assets:
Cash and cash equivalents .................   $    69,798    $   689,533
Accounts receivable .......................       606,089        147,912
Inventories ...............................       480,422        144,295
Prepaid expenses ..........................         5,701        135,617
                                              -----------    -----------

   Total current assets ...................     1,162,010      1,117,357
                                              -----------    -----------

Property, plant and equipment:
   Land ...................................       158,000        158,000
   Power generation facilities ............     3,795,639      3,203,217
   Equipment and other ....................        60,009         56,646
                                              -----------    -----------
                                                4,013,648      3,417,863
   Accumulated depreciation ...............      (800,108)      (607,358)
                                              -----------    -----------
                                                3,213,540      2,810,505
                                              -----------    -----------

Intangible assets .........................       206,577        206,577
Accumulated amortization ..................       (60,322)       (47,040)
                                              -----------    -----------
                                                  146,255        159,537
                                              -----------    -----------

     Total assets .........................   $ 4,521,805    $ 4,087,399
                                              -----------    -----------

Liabilities and Members' Deficit:
Liabilities:
Accounts payable and accrued expenses .....   $   477,182    $    86,858
Due to affiliates .........................     1,244,003        416,421
Management fee payable ....................       300,000        200,000
Notes payable to members ..................     5,801,000      4,801,000
                                              -----------    -----------

     Total current liabilities ............     7,822,185      5,504,279

Commitments and contingencies

Total members' deficit ....................    (3,300,380)    (1,416,880)
                                              -----------    -----------

     Total liabilities and members' deficit   $ 4,521,805    $ 4,087,399
                                              -----------    -----------







             See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statements of Operations
-------------------------------------------------------------------------------

                                     For the years ended December 31,
                                ------------------------------------------
                                    2001            2000           1999
                                 -----------    -----------    -----------

Power generation revenue .....   $ 5,587,507    $ 2,017,481    $ 1,391,039

Cost of sales, including
 depreciation and amortization
  of $206,032, $184,771 and
   $184,771 in 2001, 2000 and
     1999 ....................     6,913,336      2,646,770      3,330,090
                                 -----------    -----------    -----------

Gross loss ...................    (1,325,829)      (629,289)    (1,939,051)

General and administrative
 expenses ....................       300,112        478,696        148,752
                                 -----------    -----------    -----------

   Loss from operations ......    (1,625,941)    (1,107,985)    (2,087,803)

Interest income ..............        11,657         11,857          4,098

Interest expense .............      (269,216)      (183,841)      (108,956)
                                 -----------    -----------    -----------

   Net loss ..................   $(1,883,500)   $(1,279,969)   $(2,192,661)
                                 -----------    -----------    -----------













             See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statements of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


                                     Indeck Energy    Ridgewood
                                     Services, Inc.   Maine, LLC       Total
                                      -----------    -----------    -----------

Members' equity, January 1, 1999 ..   $     1,000      2,054,750      2,055,750

Net loss ..........................        (1,000)    (2,191,661)    (2,192,661)
                                      -----------    -----------    -----------

Members' deficit, December 31, 1999          --         (136,911)      (136,911)

Net loss ..........................          --       (1,279,969)    (1,279,969)
                                      -----------    -----------    -----------

Members' deficit, December 31, 2000          --       (1,416,880)    (1,416,880)

Net loss ..........................          --       (1,883,500)    (1,883,500)
                                      -----------    -----------    -----------

Members' deficit, December 31, 2001   $      --      $(3,300,380)   $(3,300,380)
                                      -----------    -----------    -----------










                   See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statements of Cash Flows
-------------------------------------------------------------------------------

                                           For the year ended December 31,
                                    ------------------------------------------
                                        2001           2000           1999
                                    -----------    -----------    -----------

Cash flows from operating
 activities:
  Net loss ......................   $(1,883,500)   $(1,279,969)   $(2,192,661)

  Adjustments to reconcile net
   loss to net cash flows used
    in operating activities
     Depreciation and
      amortization ..............       206,032        184,771        184,771
     Changes in assets and
      liabilities:
       (Increase) decrease in
         accounts receivable ....      (458,177)       126,450        (88,554)
       (Increase) decrease in
         inventories ............      (336,127)           903        133,506
       Decrease (increase) in
        prepaid expenses ........       129,916       (108,353)        82,704
       Increase (decrease) in
        accounts payable and
         accrued expenses .......       189,802       (182,526)       (57,678)
       Increase (decrease) in due
        to affiliates ...........       827,582         (8,185)       424,606
       Increase (decrease) in
        management fee payable ..       100,000        100,000        (25,000)
                                    -----------    -----------    -----------
     Total adjustments ..........       659,028        113,060        654,355
                                    -----------    -----------    -----------
    Net cash used in operating
      activities ................    (1,224,472)    (1,166,909)    (1,538,306)
                                    -----------    -----------    -----------

Cash flows from investing
 activities:
Capital expenditures ............      (395,263)          --             --
                                    -----------    -----------    -----------
     Net cash used in
      investing activities .......     (395,263)          --             --

Cash flows from financing
 activities
  Issuance of notes payable .....     1,000,000      1,200,000      2,101,000
                                    -----------    -----------    -----------
    Net cash provided by
     financing activities .......     1,000,000      1,200,000      2,101,000
                                    -----------    -----------    -----------

Net (decrease) increase in cash
 and cash equivalents ...........      (619,735)        33,091        562,694

Cash and cash equivalents,
 beginning of year ............       689,533        656,442         93,748
                                    -----------    -----------    -----------

Cash and cash equivalents,
 end of year ..................   $    69,798    $   689,533    $   656,442
                                    -----------    -----------    -----------




            See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Notes to Financial Statements
-------------------------------------------------------------------------------

1.       Description of Business

Indeck Maine Energy, L.L.C. (the "Company") is a limited liability company formed on April 1, 1997 by Indeck Energy Services, Inc. ("IES") for the purpose of acquiring, operating and managing two 24.5 megawatt wood-fired electric generation facilities (the "Facilities") located in Maine. The Facilities commenced operations on June 10, 1997. On June 11, 1997, Ridgewood Maine, LLC ("Ridgewood"), which is owned equally by Ridgewood Electric Power Trust IV and Ridgewood Electric Power Trust V, purchased a 50% membership interest in the Company from IES for $14,000,000. Of this purchase price, $4,857,015 was contributed to the Company and the remainder was retained by the other members.

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

d. Distributions of Net Cash Flow From Capital Events: The Company shall distribute Net Cash Flow From Capital Events, as defined, 50% to Ridgewood and 50% to the remaining members, in accordance with the respective interests of such members. Net Cash Flow from Capital Events is defined as any cash received from any source other than Net Cash Flow From Operations.

2. Summary of Significant Accounting Policies

Critical accounting policies and estimates
The preparation of financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including bad debts, recoverable value of fixed assets, intangible assets and recordable liabilities for litigation and other contingencies. The Company bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. The Company will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Company.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Company.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Company will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Company.

Cash and cash equivalents
The Company considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned.

Inventories
Inventories, consisting of wood and propane, are stated at cost, with cost being determined on the first-in, first-out method.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, the Company evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Property, plant and equipment
Property, plant and equipment, consisting of land and machinery and equipment, are stated at cost. Machinery and equipment, consists principally of electrical generating equipment. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years with a weighted average of 19 and 20 years at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recorded depreciation expense of $192,750, $171,489 and $171,489, respectively.

Intangible assets
Intangible assets are amortized over 5 to 20 years on a straight-line basis. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable During each of the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization expense of $13,282.

Significant Customers
During 2001, the Company's three largest customers accounted for 75%, 23% and 2% of total revenues. During 2000, the Company's three largest customers accounted for 55%, 33% and 12% of total revenues. During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the members.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Notes Payable

Notes payable consist of the following at December 31, 2001 and 2000:

                                                          2001         2000
                                                       ---------    ---------
Note payable to IES (a member),
 due on demand with  interest at 5% ................   $2,900,500   $2,400,500

Note  payable to  Ridgewood  (a  member),
 due on demand with interest at 5% .................    2,900,500    2,400,500
                                                       ----------   ----------

                                                       $5,801,000   $4,801,000
                                                       ----------   ----------

4.       Operating Status

One project has temporarily suspended its operations. It is management's intent not to operate the facility, except during periods of peak demand, until a profitable power sales contract can be negotiated. Based on forecasts related to the operation of the Facilities, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in Note
3. During the first quarter of 2002, Ridgewood and IES each contributed $650,000 to the Company.

5.       Related Party Transactions

The Company is required to pay certain members a fee for management services of $100,000 per year. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 2001 or 2000. Amounts of $300,000 and $200,000 for 2001 and 2000, respectively, are recorded in management fee payable in the Balance Sheets.

Under an Operating Agreement with Ridgewood Electric Power Trust IV and Ridgewood Electric Power Trust V ("the Trusts"), Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Company $205,120, $203,191 and $197,825, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods.

At December 31, 2001 and 2000, the Company had outstanding payables, totaling $1,244,003 and $416,421, respectively, to the following affiliates. Such outstanding payables are due upon demand and do not bear interest.

                                    For the Year Ended December 31,
                                    ------------------------------
                                      2001              2000
                                    --------          --------
Ridgewood Electric Power Trust IV   $402,436          $ 85,131
Ridgewood Electric Power Trust V     352,436            85,131
Ridgewood Management ............    184,328            75,964
IES .............................    304,803           170,195

6.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates their fair value. Due to the nature of the Company's relationship with IES and Ridgewood, the fair value of the notes payable is not determinable.

7.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, the Company filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.