Form 10-Q
period 2002-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2002-05-15
CIK 930364

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31,2002

                      Commission file Number 0-25430


                   RIDGEWOOD ELECTRIC POWER TRUST IV
           (Exact name of registrant as specified in its charter.)

         Delaware                                          22-3324608
       ----------                                       ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
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

Item 1. Financial Statements














                           Ridgewood Electric Power Trust IV

                           Consolidated Financial Statements

                                    March 31, 2002

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------
                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    642,208    $  1,050,638
Accounts receivable, trade .....................        647,570         624,752
Due from affiliates ............................        565,604         250,000
Other assets ...................................         52,824          53,661
                                                   ------------    ------------
                Total current assets ...........      1,908,206       1,979,051

Investments:
Maine Hydro Projects ...........................      4,897,258       4,879,015
Maine Biomass Projects .........................      4,775,106       4,830,991

Plant and equipment ............................     16,922,174      16,890,129
Accumulated depreciation .......................     (4,984,617)     (4,773,988)
                                                   ------------    ------------
                                                     11,937,557      12,116,141
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (3,308,639)     (3,169,688)
                                                   ------------    ------------
                                                      5,029,401       5,168,352
                                                   ------------    ------------

Spare parts inventory ..........................        670,769         670,769
Debt reserve fund ..............................        740,456         738,226
                                                   ------------    ------------

        Total assets ...........................   $ 29,958,753    $ 30,382,545
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $  1,689,099    $    868,098
Accounts payable and accrued expenses ..........        307,772         383,503
Due to affiliates ..............................        471,906       1,015,131
                                                   ------------    ------------
       Total current liabilities ...............      2,468,777       2,266,732

Long-term debt, less current portion ...........      1,592,117       1,822,425
Minority interest in the Providence Project ....      5,483,462       5,477,894

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ................     20,615,320      21,012,406
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (200,923)       (196,912)
                                                   ------------    ------------
      Total shareholders' equity ...............     20,414,397      20,815,494
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 29,958,753    $ 30,382,545
                                                   ------------    ------------


    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations (unaudited)
---------------------------------------------------------------------------

                                                      Three Months Ended
                                                --------------------------
                                                  March 31,     March 31,
                                                    2002           2001
                                                -----------    -----------

Net sales ...................................   $ 1,840,674    $ 1,815,188
Sublease income .............................       136,749        136,749
                                                -----------    -----------
               Total revenue ................     1,977,423      1,951,937

Cost of sales, including depreciation
 and amortization of $349,580 and $366,749
  in 2002 and 2001 ..........................     1,704,984      1,471,187
                                                -----------    -----------

Gross profit ................................       272,439        480,750

General and administrative expenses .........       207,945        167,195
 Management fee .............................       156,116        248,725
                                                -----------    -----------
               Total other operating expenses       364,061        415,920
                                                -----------    -----------

Income (loss) from operations ...............       (91,622)        64,830
                                                -----------    -----------

Other income (expense):
      Interest income .......................         8,152         27,094
      Interest expense ......................       (66,408)       (81,993)
      Other income, net .....................       116,991           --
      Income from Maine Hydro Projects ......        18,243         19,120
      Loss from Maine Biomass Projects ......      (380,885)      (222,590)
                                                -----------    -----------

               Net other income .............      (303,907)      (258,369)
                                                -----------    -----------

Loss before minority interest ...............      (395,529)      (193,539)

Minority interest in the earnings of the
      Providence Project ....................        (5,568)      (130,378)
                                                -----------    -----------

Net loss ....................................   $  (401,097)   $  (323,917)
                                                -----------    -----------















     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
-----------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder         Total
                          ------------    ------------    ------------


Shareholders' equity,
 December 31, 2001 ....   $ 21,012,406    $   (196,912)   $ 20,815,494

Net loss for the period       (397,086)         (4,011)       (401,097)
                          ------------    ------------    ------------

Shareholders' equity,
 March 31, 2002 .......   $ 20,615,320    $   (200,923)   $ 20,414,397
                          ------------    ------------    ------------



































     See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $  (401,097)   $  (323,917)
                                                     -----------    -----------
     Adjustments to reconcile net loss to net
      cash flows from operating activities:
      Depreciation and amortization ..............       349,580        366,749
      Minority interest in earnings of the
       Providence Project ........................         5,568        130,378
      Income from unconsolidated Maine Hydro
       Projects ..................................       (18,243)       (19,120)
      Loss from unconsolidated Maine Biomass
       Projects ..................................       380,885        222,590
      Changes in assets and liabilities:
         Increase in accounts receivable, trade ..       (22,818)      (491,477)
         Decrease (increase) in other assets .....           837        (15,351)
         (Decrease) increase in accounts payable
           and accrued expenses ..................       (75,731)         2,713
         Increase in due to/from affiliates,net ..      (858,829)       (99,998)
                                                     -----------    -----------
                  Total adjustments ..............      (239,249)        96,484
                                                     -----------    -----------
         Net cash used in operating activities ...      (639,848)      (227,433)
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................       (32,045)        (8,595)
     Investment in Maine Biomass Projects ........      (325,000)          --
                                                     -----------    -----------

         Net cash used in investing activities ...      (357,045)        (8,595)
                                                     -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit .............       800,000           --
     Payments to reduce long-term debt ...........      (209,307)      (190,220)
     Increase in debt reserve fund ...............        (2,230)        (6,703)
     Distribution to minority interest ...........          --         (181,073)
                                                     -----------    -----------
         Net cash provided by (used in)
          financing activities ...................       588,463       (377,996)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (408,430)      (614,024)

Cash and cash equivalents, beginning of period ...     1,050,638      1,656,861
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $   642,208    $ 1,042,837
                                                     -----------    -----------






       See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                    Three Months Ended
                         March 31,
                      2002       2001
                    --------   --------
Revenue .........   $790,000   $812,000
Operating expense    754,000    774,000
Net income ......     36,000     38,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                    Three Months Ended
                         March 31,
                    2002           2001
                -----------    -----------
Revenue .....   $ 1,766,000    $   538,000
Cost of sales     2,289,000        733,000
Other expense       239,000        250,000
Net loss ....      (762,000)      (445,000)

3. Long-Term Debt

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. At March 31, 2002 the Trust had outstanding borrowings of $800,000, which bears interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.342% and 4.376% at March 31, 2002 and December 31, 2001, respectively). The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

4. Related Party Transactions

At March 31, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:


                              Due To                 Due From
                       --------------------  ---------------------

                       March 31, December 31, March 31, December 31,
                         2002       2001       2002       2001
                       --------   --------   --------   --------
Ridgewood Management   $190,453   $201,269   $   --     $   --
Trust III ..........    134,715    384,105       --         --
Trust V ............    135,667    135,667       --         --
Maine Hydro ........       --      270,006     69,994       --
Maine Biomass ......       --         --      495,000    250,000
Other affiliates ...     11,071     24,084        610       --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Maine Biomass Projects, which are owned 50% or less by the Trust.

Results of Operations

Total revenue for the first quarter of 2002 was consistent with the first quarter of 2001. Cost of sales increased from $1,471,000 in the first quarter of 2001 to $1,705,000 in the same period in 2002 as a result of higher engine maintenance costs at the Providence Project.

General and administrative expenses increased $41,000 in the first quarter of 2002 to $208,000. The increase is a result of higher administrative costs at the Providence Project. The management fee decreased from $249,000 in the first quarter of 2001 to $156,000 in the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased by $19,000 from $27,000 in the first quarter of 2001 to $8,000 in the first quarter of 2002 due to lower average cash balances. Interest expense was reduced by $16,000 from $82,000 in the first quarter of 2001 to $66,000 in the first quarter of 2002 due to lower borrowings outstanding at the Providence Project offset by the increase in borrowings under the Trust's credit line.

Other income increased by $117,000 in the first quarter of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

Equity income from the Maine Hydro Projects remained consistent with the first quarter of 2001.

The equity loss from the Maine Biomass Projects increased from $223,000 in the first quarter of 2001 to $381,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues in the first quarter of 2002 as compared to the same period in 2001. During the first quarter of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. During the first quarter of 2001, both plants were not in operation. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

If the West Enfield and Jonesboro plants qualify under the RPS, then, pursuant to the power sales contract, Select Energy will also purchase and pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant. While the agreement with Select Energy is only for a term of possibly five months, given the market and proposed supply of renewable resources that can qualify for the RPS Attributes, the Trust believes that the Maine Biomass Plants will be able to sell their RPS Attributes pursuant to longer-term contracts. However, no negotiations regarding such contracts have taken place.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence Project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the second quarter of 2000.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. In the first quarter of 2002 the Trust borrowed $800,000. Outstanding borrowings, which will be repaid prior to the expiration of the credit facility, bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.342% and 4.376% at March 31, 2002 and December 31, 2001, respectively). The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.


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




              RIDGEWOOD ELECTRIC POWER TRUST IV
                         Registrant


May 15, 2002                    By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)