Form 10-Q
period 2002-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2002-08-15
CIK 930364

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30,2002
                      Commission file Number 0-25430

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 2002

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet (unaudited)
-------------------------------------------------------------------------------
                                                      June 30,      December 31,
                                                        2002            2001
                                                   ------------    ------------
Assets:

Cash and cash equivalents ......................   $    151,118    $  1,050,638
Accounts receivable, trade .....................      1,219,434         624,752
Due from affiliates ............................        641,889         250,000
Other assets ...................................         74,215          53,661
                                                   ------------    ------------
     Total current assets ......................      2,086,656       1,979,051
                                                   ------------    ------------

Investments:
Maine Hydro Projects ...........................      5,277,345       4,879,015
Maine Biomass Projects .........................      4,244,179       4,830,991

Plant and equipment ............................     16,932,428      16,890,129
Accumulated depreciation .......................     (5,195,232)     (4,773,988)
                                                   ------------    ------------
                                                     11,737,196      12,116,141
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (3,447,605)     (3,169,688)
                                                   ------------    ------------
                                                      4,890,435       5,168,352
                                                   ------------    ------------

Spare parts inventory ..........................        670,769         670,769
Debt reserve fund ..............................        743,546         738,226
                                                   ------------    ------------
      Total assets .............................   $ 29,650,126    $ 30,382,545
                                                   ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ...........   $    910,608    $    868,098
Borrowings under line of credit ................        800,000              --
Accounts payable and accrued expenses ..........        473,756         383,503
Due to affiliates ..............................        309,634       1,015,131
                                                   ------------    ------------
      Total current liabilities ................      2,493,998       2,266,732

Long-term debt, less current portion ...........      1,356,239       1,822,425
Minority interest in the Providence Project ....      5,522,394       5,477,894

Commitments and contingencies

Shareholders' equity:
Shareholders' equity
(476.8875 investor shares issued
   and outstanding) ............................     20,479,787      21,012,406
Managing shareholder's accumulated deficit (1
   management share issued and outstanding) ....       (202,292)       (196,912)
                                                   ------------    ------------
      Total shareholders' equity ...............     20,277,495      20,815,494
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 29,650,126    $ 30,382,545
                                                   ------------    ------------

       See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
-------------------------------------------------------------------------------

                            Six Months Ended              Three Months Ended
                        --------------------------    --------------------------
                          June 30,      June 30,       June 30,        June 30,
                           2002           2001           2002            2001
                        -----------    -----------    -----------    -----------

Net sales ...........  $ 3,657,434    $ 3,796,623    $ 1,816,760    $ 1,981,435
Sublease income .....      273,498        273,498        136,749        136,749
                        -----------    -----------    -----------    -----------
  Total revenues ....    3,930,932      4,070,121      1,953,509      2,118,184

Cost of sales .......    3,236,776      2,991,318      1,531,792      1,520,131
                        -----------    -----------    -----------    -----------

Gross profit ........      694,156      1,078,803        421,717        598,053

General and
 administrative
 expenses ...........      444,731        447,774        236,786        280,579
Management fee ......      312,232        419,572        156,116        170,847
                        -----------    -----------    -----------    -----------
   Total other
    operating
     expenses .......      756,963        867,346        392,902        451,426
                        -----------    -----------    -----------    -----------

Income (loss)
 from operations ....      (62,807)       211,457         28,815        146,627
                        -----------    -----------    -----------    -----------

Other income(expense):
  Interest income ...        8,955         42,854            803         15,760
  Interest expense ..     (124,251)      (159,384)       (57,843)       (77,391)
  Other income,net ..      198,086             --         81,095             --
  Income from Maine
   Hydro Projects ...      398,330        271,106        380,086        251,986
  Loss from Maine
   Biomass Projects .     (911,812)      (413,862)      (530,926)      (191,272)
                        -----------    -----------    -----------    -----------
     Net other
      income(loss) ..     (430,692)      (259,286)      (126,785)          (917)
                        -----------    -----------    -----------    -----------

Income(loss)before
 minority interest ..     (493,499)       (47,829)       (97,970)       145,710

Minority interest
 in the earnings of
  the Providence
   Project ..........      (44,500)      (219,408)       (38,932)       (89,030)
                        -----------    -----------    -----------    -----------

Net income (loss) ...  $  (537,999)   $  (267,237)   $  (136,902)   $    56,680
                        -----------    -----------    -----------    -----------















      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------


                                           Managing
                          Shareholders    Shareholder         Total
                          ------------    ------------    ------------


Shareholders' equity,
 December 31, 2001 ....   $ 21,012,406    $   (196,912)   $ 20,815,494

Net loss for the period       (532,619)         (5,380)       (537,999)
                          ------------    ------------    ------------

Shareholders' equity,
 June 30, 2002 ........   $ 20,479,787    $   (202,292)   $ 20,277,495
                          ------------    ------------    ------------



































   See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
-------------------------------------------------------------------------------


                                                          Six Months Ended
                                                     --------------------------
                                                     June 30,2002   June 30,2001
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $  (537,999)   $  (267,237)
                                                     -----------    -----------
     Adjustments to reconcile net loss to
      net cash flows from operating
       activities:
         Depreciation and amortization ...........       699,161        754,244
         Minority interest in earnings
          of the Providence Project ..............        44,500        219,408
         Income from Maine Hydro Projects ........      (398,330)      (271,106)
         Loss from Maine Biomass Projects ........       911,812        413,862
         Changes in assets and liabilities:
           Increase in accounts receivable,trade .      (594,682)      (651,522)
           (Increase) decrease in due from
             affiliates ..........................      (391,889)        17,276
           (Increase) decrease in other assets ...       (20,554)         2,892
           Increase (decrease) in accounts payable
            and accrued expenses .................        90,253        (16,634)
           Decrease in due to affiliates .........      (705,497)      (273,879)
                                                     -----------    -----------
               Total adjustments .................      (365,226)       194,541
                                                     -----------    -----------
         Net cash used in operating activities ...      (903,225)       (72,696)
                                                     -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass Projects ........      (325,000)      (450,000)
     Capital expenditures ........................       (42,299)       (28,798)
                                                     -----------    -----------
         Net cash used in investing activities ...      (367,299)      (478,798)
                                                     -----------    -----------

Cash flows from financing activities:
     Borrowing under line of credit facility .....       800,000           --
     Payments to reduce long-term debt ...........      (423,676)      (385,041)
     Increase in debt reserve fund ...............        (5,320)       (15,180)
     Distribution to minority interest ...........            --       (316,243)
                                                     -----------    -----------
        Net cash provided by (used in)
          financing activities ...................       371,004       (716,464)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (899,520)    (1,267,958)

Cash and cash equivalents, beginning of year .....     1,050,638      1,656,861
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $   151,118    $   388,903
                                                     -----------    -----------







      See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's (the "Trust") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                       Six Months Ended          Three Months Ended
                           June 30,                    June 30,
                    -----------------------   -----------------------
                      2002          2001         2002         2001
                    ----------   ----------   ----------   ----------
Revenue .........   $2,384,000   $2,069,000   $1,594,000   $1,257,000
Operating expense    1,587,000    1,515,000      833,000      753,000
Net income ......      797,000      542,000      761,000      504,000


Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                     Six Months Ended              Three Months Ended
                         June 30,                      June 30,
                -------------------------     ---------------------------
                   2002            2001          2002            2001
                -----------    -----------    -----------    -----------
Revenue .....   $ 2,533,000    $ 1,345,000    $   767,000    $   730,000
Cost of sales     3,834,000      1,710,000      1,545,000        872,000
Other expense       523,000        463,000        284,000        241,000
Net loss ....    (1,824,000)      (828,000)    (1,062,000)      (383,000)


3.  Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

4. Long-Term Debt

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. At June 30, 2002 the Trust had outstanding borrowings of $800,000, which bears interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension expiring on August 31, 2002 provides the Trust with a committed line of credit of $493,000, while the credit facility through July 31, 2003 will provide a committed line of $600,000. In July 2002, the Trust repaid $800,000 to bring its outstanding borrowings to zero. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

5. Related Party Transactions

At June 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                             Due To                   Due From
                      -----------------------   -----------------------
                        June 30,   December 31,  June 30,    December 31,
                          2002         2001         2002         2001
                      ----------   ----------   ----------   ----------

Ridgewood Power
 Management L.L.C .   $  253,229   $  201,269   $     --     $     --
Ridgewood Electric
 Power Trust III ..         --        384,105      141,285         --
Ridgewood Electric
 Power Trust V ....       45,667      135,667         --           --
Maine Hydro .......         --        270,006         --           --
Maine Biomass .....         --           --        500,000      250,000
Other affiliates ..       10,738       24,084          604         --
                      ----------   ----------   ----------   ----------
         Total ....   $  309,634   $1,015,131   $  641,889   $  250,000
                      ----------   ----------   ----------   ----------

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

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Net sales decreased by $164,000, or 8.3%, to $1,817,000 in the second quarter of 2002. The decrease in net sales is due to the decrease in revenues from the Providence project as a result of the failure of one of its engines. Revenues from the California Pumping project were comparable with the second quarter of 2001.

Gross profit decreased from $598,000 for the three months ended June 30, 2001, to $422,000 for the corresponding period of 2002. The decrease is attributed to higher maintenance costs and lower revenues as a result of the failure of one of the Providence project's engines

General and administrative expenses decreased $44,000 in the second quarter of 2002 to $237,000. The management fee decreased from $171,000 in the second quarter of 2001 to $156,000 for the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased by $15,000 from $16,000 in the second quarter of 2001 to $1,000 in the second quarter of 2002 due to lower average cash balances. Interest expense was reduced by $19,000 from $77,000 in the second quarter of 2001 to $58,000 in the second quarter of 2002 due to lower borrowings outstanding at the Providence Project offset by the increase in borrowings under the Trust's credit line.

Other income increased by $81,000 in the second quarter of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

Equity income from the Maine Hydro Projects increased by $128,000, to $380,000 in the second quarter of 2002. The increase is due to the heavier rainfall experienced in the second quarter of 2002.

The equity loss from the Maine Biomass Projects increased from $191,000 in the second quarter of 2001 to $531,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues in the second quarter of 2002 as compared to the same period in 2001. In addition to the lower capacity revenues, the West Enfield plant operated under a normal full time schedule without being able to record renewable energy attributes revenue (see below for further detail). During the second quarter of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. During the second quarter of 2001, the West Enfield plant resumed operations while the Jonesboro plant remained idle. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy will pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $630,000 for the second quarter of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust will recognize its share of the additional revenues in the third quarter of 2002.

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Net sales decreased by $140,000, or 3.7%, to $3,657,000 in the first half of 2002. The decrease in net sales is a result of a decrease in revenues from the Providence project, offset by an increase in revenues from the California Pumping project.

Gross profit decreased from $1,079,000 for the six months ended June 30, 2001, to $694,000 for the corresponding period of 2002. The decrease is attributed to higher maintenance costs and lower revenues as a result of the failure of one of the Providence project's engines.

General and administrative expenses for the first six months of 2002 were consistent with the prior year corresponding period. The management fee decreased from $420,000 in the first half of 2001 to $312,000 for the same period in 2002 as a result of the Trust's lower net asset balance.

Other income increased by $198,000 in the first six months of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000 and the sale of obsolete equipment from the California Pumping project.

Equity income from the Maine Hydro Projects increased by $127,000, to $398,000 in the first half of 2002. The increase is due to the heavier rainfall experienced in 2002.

The equity loss from the Maine Biomass Projects increased from $414,000 for the six months ended June 30, 2001 to $912,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues received in 2002 as compared to the same period in 2001, as well as the West Enfield plant operating under a normal full time schedule without being able to record renewable energy attributes revenue. During the first six months of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. The West Enfield plant was idle for the majority of the first half of 2001, while the Jonesboro plant did not operate at all.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy will pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $1.1 million for the first half of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust will recognize its share of the additional revenues in the third quarter of 2002.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash used in operating activities for the six months ended June 30, 2002 was $903,000 as compared to $73,000 for the six months ended June 30, 2001. The decrease in cash flow from operating activities is primarily the result of the payments of the short-term payables and increases in short-term receivables from affiliates, which occur in the Trusts ordinary course of business.

Cash used in investing activities decreased to $367,000 during the first half of 2002 as compared to $488,000 in the first half of 2001. The decrease is due to the Trust making a $325,000 investment in the Maine Biomass Projects in 2002 as compared to $450,000 in 2001.

Cash provided by financing activities for the first six months of 2002 was $371,000 compared to a $716,000 usage in the first six months of 2001. The increase in 2002 cash flow from financing activities is due to the Trust borrowing $800,000 from its line of credit as well as the Providence project not making distributions in the current as compared to the $316,000 of distributions in 2001.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. In the first quarter of 2002 the Trust borrowed $800,000. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension expiring on August 31, 2002 provides the Trust with a committed line of credit of $493,000, while the credit facility through July 31, 2003 will provide a committed line of $600,000. In July 2002 the Trust received distributions from the Maine Hydro Projects, which it used to repay the $800,000 loan balance and bring its outstanding borrowings to zero. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

The Trust has historically financed its operations from cash generated from its subsidiaries operations.Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence Project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the second quarter of 2000.

The Trust expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations for the next twelve months.

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




              RIDGEWOOD ELECTRIC POWER TRUST IV
                                Registrant


August 14, 2002                 By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust IV (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Trust, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.


  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust IV (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 14, 2002