Form 10-Q
period 2002-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2002-12-04
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 2002

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet (unaudited)
------------------------------------------------------------------------------

                                                   September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------
Assets:

Cash and cash equivalents ......................   $      6,832   $  1,050,638
Accounts receivable, trade .....................      1,257,237        624,752
Due from affiliates ............................        843,228        250,000
Other assets ...................................         89,241         53,661
                                                   ------------    ------------
     Total current assets ......................      2,196,538      1,979,051
                                                   ------------    ------------

Investments:
Maine Hydro Projects ...........................      4,922,738      4,879,015
Maine Biomass Projects .........................      4,831,716      4,830,991

Plant and equipment ............................     16,934,368     16,890,129
Accumulated depreciation .......................     (5,416,541)    (4,773,988)
                                                   ------------    ------------
                                                     11,517,827     12,116,141
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040      8,338,040
Accumulated amortization .......................     (3,586,571)    (3,169,688)
                                                   ------------    ------------
                                                      4,751,469      5,168,352
                                                   ------------    ------------

Spare parts inventory ..........................        670,769        670,769
Debt reserve fund ..............................        746,546        738,226
                                                   ------------    ------------
    Total assets ...............................   $ 29,637,603   $ 30,382,545
                                                   ------------    ------------

Liabilities and Shareholders' Equity:

Liabilities:
Current maturities of long-term debt ...........   $    932,639   $    868,098
Accounts payable and accrued expenses ..........        569,542        383,503
Due to affiliates ..............................        977,212      1,015,131
                                                   ------------    ------------
    Total current liabilities ..................      2,479,393      2,266,732

Long-term debt, less current portion ...........      1,114,653      1,822,425
Minority interest in the
 Providence Project ............................      5,563,629      5,477,894

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (476.8875
 investor shares issued
   and outstanding) ............................     20,680,196     21,012,406
Managing shareholder's
 accumulated deficit
  (1 management share issued
    and outstanding) ...........................       (200,268)      (196,912)
                                                   ------------   ------------
    Total shareholders' equity .................     20,479,928     20,815,494
                                                   ------------    ------------

    Total liabilities and shareholders' equity .   $ 29,637,603   $ 30,382,545
                                                   ------------    ------------

            See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                           Nine Months Ended             Three Months Ended
                      ---------------------------   ---------------------------
                      September 30,  September 30,  September 30,  September 30,
                           2002           2001          2002            2001
                       -----------    -----------    -----------    -----------

Net sales ..........   $ 5,561,777    $ 5,727,073    $ 1,904,343    $ 1,930,450
Sublease income ....       410,247        410,247        136,749        136,749
                       -----------    -----------    -----------    -----------
  Total revenues ...     5,972,024      6,137,320      2,041,092      2,067,199

Cost of sales ......     4,814,839      4,760,819      1,578,063      1,769,501
                       -----------    -----------    -----------    -----------

Gross profit .......     1,157,185      1,376,501        463,029        297,698

General and
 administrative
  expenses .........       682,003        855,956        237,272        408,182
Management fee .....       468,351        590,419        156,119        170,847
                       -----------    -----------    -----------    -----------
   Total other
    operating
     expenses ......     1,150,354      1,446,375        393,391        579,029
                       -----------    -----------    -----------    -----------

Income (loss) from
 operations ........         6,831        (69,874)        69,638       (281,331)
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..        13,157         61,978          4,202         19,124
  Interest expense .      (181,009)      (232,063)       (56,758)       (72,679)
  Other income
  (expense), net ...       191,741           --           (6,345)          --

  Income (loss) from
   Maine Hydro
    Projects .......        43,723        (50,472)      (354,607)      (321,578)
  Income (loss) from
   Maine Biomass
    Projects .......      (324,274)      (269,680)       587,538        144,182
                       -----------    -----------    -----------    -----------
    Net other
     income (loss) .      (256,662)      (490,237)       174,030       (230,951)
                       -----------    -----------    -----------    -----------

Income (loss) before
 minority interest .      (249,831)      (560,111)       243,668       (512,282)

Minority interest in
 the earnings of the
  Providence Project       (85,735)      (209,187)       (41,235)        10,221
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $  (335,566)   $  (769,298)   $   202,433    $  (502,061)
                       -----------    -----------    -----------    -----------















         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------


                                            Managing
                          Shareholders     Shareholder        Total
                          ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ....   $ 21,012,406    $   (196,912)   $ 20,815,494

Net loss for the period       (332,210)         (3,356)       (335,566)
                          ------------    ------------    ------------

Shareholders' equity,
 September 30, 2002 ...   $ 20,680,196    $   (200,268)   $ 20,479,928
                          ------------    ------------    ------------



































          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30,  September 30,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $  (335,566)   $  (769,298)
                                                     -----------    -----------
     Adjustments to reconcile net loss
       to net cash flows from operating
        activities:
         Depreciation and amortization ...........     1,059,436      1,121,559
         Minority interest in earnings of
          the Providence Project .................        85,735        209,187
         Income from Maine Hydro Projects ........       (43,723)        50,472
         Loss from Maine Biomass Projects ........       324,274        269,680
         Changes in assets and liabilities:
           Increase in accounts receivable,trade .      (632,485)      (593,178)
           (Increase) decrease in due
             from affiliates .....................      (593,228)        17,276
           Increase in other assets ..............       (35,580)        (6,828)
           Increase (decrease) in accounts payable
            and accrued expenses .................       186,039        (17,093)
           Increase (decrease) in due
            to affiliates ........................       (37,919)       (35,631)
                                                     -----------    -----------
               Total adjustments .................       312,549      1,015,444
                                                     -----------    -----------
         Net cash (used in) provided
          by operating activities ................       (23,017)       246,146
                                                     -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass Projects ........      (325,000)      (450,000)
     Capital expenditures ........................       (44,239)       (64,307)
                                                     -----------    -----------
         Net cash used in investing activities ...      (369,239)      (514,307)
                                                     -----------    -----------

Cash flows from financing activities:
     Payments to reduce long-term debt ...........      (643,230)      (584,576)
     Increase in debt reserve fund ...............        (8,320)       (21,968)
     Distribution to minority interest ...........            --       (355,991)
                                                      -----------   -----------
         Net cash used in financing activities ...      (651,550)      (962,535)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........    (1,043,806)    (1,230,696)

Cash and cash equivalents, beginning of year .....     1,050,638      1,656,861
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $     6,832    $   426,165
                                                     -----------    -----------







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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                       Nine Months Ended        Three Months Ended
                         September 30,              September 30,
                       2002        2001          2002         2001
                    ----------  ----------     --------    ---------
Revenue .........   $2,538,000  $2,214,000     $154,000    $145,000
Operating expense    2,451,000   2,315,000      864,000     788,000
Net income (loss)       87,000    (101,000)    (710,000)   (643,000)

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                        Nine Months Ended          Three Months Ended
                           September 30,              September 30,
                        2002          2001          2002         2001
                     ----------    ----------    ----------   ----------
Revenue .........    $5,938,000    $3,910,000    $3,405,000   $2,565,000
Cost of sales ...     5,739,000     3,567,000     1,905,000    1,857,000
Other expense ...       848,000       882,000       325,000      419,000
Net income (loss)      (649,000)     (539,000)    1,175,000      289,000


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

4. Line of Credit

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension expiring on August 31, 2002 provided the Trust with a committed line of credit of $493,000, while the credit facility through July 31, 2003 will provide a committed line of $600,000. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002. In October 2002, the Trust borrowed $500,000 under the line of credit facility.


5. Related Party Transactions

At September 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                   Due To                    Due From
                          ------------------------   ------------------------
                          September 30, December 31, September 30, December 31,
                              2002         2001         2002         2001
                           ----------   ----------   ----------   ----------
Ridgewood Power
 Management LLC ........   $  469,923   $  201,269   $     --     $     --
Ridgewood Electric Power
 Trust III .............         --        384,105      328,285         --
Ridgewood Electric Power
 Trust V ...............         --        135,667         --           --
Maine Hydro ............      343,506      270,006         --           --
Maine Biomass ..........         --           --        514,333      250,000
Other affiliates .......      163,783       24,084          610         --
                           ----------   ----------   ----------   ----------
         Total .........   $  977,212   $1,015,131   $  843,228   $  250,000
                           ----------   ----------   ----------   ----------

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

Results of Operations
Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Net sales for the third quarter of 2002, which consist of revenues from the Providence project and the California Pumping project, were comparable with the third quarter of 2001.

Gross profit increased from $298,000 for the three months ended September 30, 2001, to $463,000 for the corresponding period of 2002. The increase is attributed to higher repair and maintenance costs incurred at the Providence project in the third quarter of 2001.

General and administrative expenses decreased $171,000 in the third quarter of 2002 to $237,000, as a result of the decrease in professional fees incurred in 2002. The management fee decreased from $171,000 in the third quarter of 2001 to $156,000 for the same period in 2002 as a result of the Trust's lower net asset balance.

Interest income decreased by $15,000 from $19,000 in the third quarter of 2001 to $4,000 in the third quarter of 2002 due to lower average cash balances. Interest expense was reduced by $16,000 from $73,000 in the third quarter of 2001 to $57,000 in the third quarter of 2002 due to lower borrowings outstanding at the Providence Project.

The equity loss from the Maine Hydro Projects was comparable to the third quarter of 2001. The loss is attributable to the low rainfall, normally experienced during the summer months.

The equity income from the Maine Biomass Projects increased from $144,000 in the third quarter of 2001 to $588,000 in the same period in 2002. The increase in income from the Maine Biomass Projects is primarily attributable to the renewable energy attributes revenue (discussed in more detail below) recognized by the West Enfield plant. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $929,000 for the third quarter of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust recognized its share of the additional revenues, which amounted to $1,113,000 for the first half of 2002, in the third quarter as well.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Net sales decreased by $165,000, or 2.9%, to $5,562,000 in the first nine months of 2002. The decrease in net sales is due to the decrease in revenues from the Providence project as a result of the failure of one of its engines. Revenues from the California Pumping project were comparable with the first nine months of 2001.

Gross profit decreased from $1,377,000 for the nine months ended September 30, 2001, to $1,157,000 for the corresponding period of 2002. The decrease is attributed to higher maintenance costs and lower revenues as a result of the failure of one of the Providence project's engines.

General and administrative expenses decreased $174,000 in the first nine months of 2002 to $682,000, as a result of the decrease in professional fees incurred in 2002. The management fee decreased from $590,000 in the first nine months of 2001 to $468,000 for the same period in 2002 as a result of the Trust's lower net asset balance.

Other income increased by $192,000 in the first nine months of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000 and the sale of obsolete equipment from the California Pumping project.

Equity income from the Maine Hydro Projects increased by $94,000 to $44,000 in the first nine months of 2002. The increase is due to the heavier rainfall experienced in 2002.

The equity loss from the Maine Biomass Projects for the nine months ended September 30, 2002 was $324,000 compared $270,000 for the corresponding period of 2001. The equity loss recognized in 2002 is primarily due to the higher maintenance fees incurred as a result of the West Enfield plant operating under a normal full time schedule, as well as lower capacity revenues received by the West Enfield and Jonesboro plants. As an offset to the higher maintenance fees and lower capacity revenues, the West Enfield plant recorded $2,042,000 of renewable energy attributes revenue based on its recent qualification.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $2,042,000 for the first nine months of 2002.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash used in operating activities for the nine months ended September 30, 2002 was $23,000 as compared to cash provided by operating activities of $246,000 for the nine months ended September 30, 2001. The decrease in cash flow from operating activities is primarily the result of the increase in short-term receivables from affiliates, which occur in the Trust's ordinary course of business, offset by the decrease in net loss.

Cash used in investing activities decreased to $369,000 during the first nine months of 2002 as compared to $514,000 in the first nine months of 2001. The decrease is primarily due to the Trust making a $325,000 investment in the Maine Biomass Projects in 2002 as compared to $450,000 in 2001.

Cash used in financing activities for the first nine months of 2002 was $652,000 compared to $963,000 for the first nine months of 2001. The decrease in 2002 negative cash flow from financing activities is due to the Providence project not making distributions in the current year, as compared to the $356,000 of distributions in 2001.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $1,070,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001, respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension expiring on August 31, 2002 provided the Trust with a committed line of credit of $493,000, while the credit facility through July 31, 2003 will provide a committed line of $600,000. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002. In October 2002, the Trust borrowed $500,000 under the line of credit facility.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the second quarter of 2000 but has resumed making distributions in the fourth quarter of 2002.

The Trust expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations for the next twelve months.

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits

                    None.

(b)      Reports on Form 8-K

The following report on Form 8-K was filed in or for the three months ended September 30, 2002:

In July 2002, the Trust filed a Current Report on Form 8-K to report that the Trust received official notice that its Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations for the Jonesboro and West Enfield plants (collectively the Maine Biomass Projects) had been approved.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    RIDGEWOOD ELECTRIC POWER TRUST IV
                                Registrant


December 4, 2002                By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

                              CERTIFICATION


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust IV ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                           CERTIFICATION


I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust IV ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer