Form 10-K
period 2002-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2003-04-17
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                         Commission file number 0-25430

                        RIDGEWOOD ELECTRIC POWER TRUST IV
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3324608
     (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         1314 King Street
         Wilmington, DE                                              19801

   (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (302) 888-7444

         Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
  Shares of Beneficial Interest

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $47,680,000.

Exhibit Index is located on page 30.

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

(a) General Development of Business.

         The Trust was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities and related and similar projects ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

         The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated on September 30, 1996. Net of Offering fees, commissions and expenses, the Offering provided approximately $39.5 million of net funds available for investments in the development and acquisition of Projects. The Trust has 970 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Trust has invested substantially all of its net funds in the Projects.

         The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Managing Shareholder is not regularly elected by the Investors.

         The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (collectively "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power TrustII ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the"Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o Ridgewood Power BFund/Providence Expansion ("B Fund").

         In addition, the Trust is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing Shareholder:

o Ridgewood Renewable PowerBank LLC
o Ridgewood Renewable PowerBank II LLC

With respect to the Ridgewood LLCs, the Managing Shareholder acts as the LLCs' Manager.

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

(b) Financial Information about Industry Segments.

         The Trust operates in only one industry segment: independent power generation and related and similar facilities.

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

(2) The Trust's Investments.

(i)      The Providence Project

         The Trust and Power III acquired in April 1996 all of the equity interest in an landfill gas-fired electric generating facility, located on land adjacent to the Central Landfill, near Providence, Rhode Island. The Trust invested $12.9 million in the Providence Project and Power III supplied the remainder of the $20 million investment in the Project. The Trust owns 64.3% of the Providence Project and Power III owns the remaining 35.7%. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Providence Project was encumbered by $5.4 million of debt maturing in installments through 2004.

         The Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company ("NEP") that expires in 2020.

         The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency ("RIRRC"), for a royalty of 15% of net Project revenues (increasing from 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, operates and maintains the piping system and other facilities to collect the methane gas from the Landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

         Throughout the Trusts' ownership of the Providence Project, certain situations have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which has convinced the Trust and Power IV that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas will benefit the Providence Project. In addition, RIRRC currently anticipates that the Central Landfill will be capable of providing landfill gas from new phases that could fuel an additional 12 MW. Therefore, the Trust and Power III have formed Ridgewood Gas Services, LLC, which has concluded negotiations with RIRRC and Gasco for the right to operate and maintain the gas collection systems owned by RIRRC and Gasco. As part of the transaction, Ridgewood Rhode Island Generation, LLC, owned by the Trust's affiliate, Ridgewood Power B Fund/Providence Expansion, will obtain rights to landfill gas from RIRRC and develop and additional 7.5 MW landfill gas-fired electric generation facility.

         Finally, on January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act"). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier's sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the DOER.

         Now that the Providence Project has been qualified, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations. The Trust, along with Power III and the B Fund, are currently negotiating a transaction with a power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project, as well the RPS Attributes generated by Projects owned by Power V and the B Fund, in the calendar year 2003. In addition, the transaction provides such power marketer with six separate annual options to purchase such output in each year from 2004 through 2009. If not purchased by such power marketers, the Providence Project is free to sell to other parties. Under the terms of the transaction, the prices to be received by the Providence Project are very favorable.

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

         The Pumping Project has been operating since 1992 and uses 20 natural-gas-fired reciprocating engines with a rated equivalent capacity of 2.4 Megawatts to provide power for irrigation wells that furnish water for orchards of lemon and other citrus trees. The power is purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. Presently, the Pumping Project's rates are approximately 85% of Southern California Edison Company's agricultural rate of 12.2 cents/kwh. The discount was provided because of the low natural gas prices experienced during most of 2002. However, natural gas prices have risen and the Pumping Project is considering lowering the discount to 90% of SCE's rate or even less, if natural gas prices continue to rise.

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

         The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company ("Central Maine") or Bangor Hydro-Electric Company ("Bangor Hydro") under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. The power contracts contain a provision that enabled the price paid by Central Maine and Bangor to be re-determined by the Maine Public Utilities Commission ("Maine PUC"). In 2001, the Maine PUC reviewed the prices paid by Central Maine and Bangor and such prices were lowered. However, the Trust believes that the overall impact of the lowered price to the Maine Hydro Projects' revenue will not have a material impact on the Trust. The Maine Hydro Projects are "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. Therefore, the amount of the flow of the river or stream, along with other intangibles, has a much greater impact on revenues.

         The Maine Hydro Projects entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy manages and administers the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreement had an initial five-year term, which was extended for another five-year term on June 30, 2001. The agreement can be extended for one more additional five-year term by mutual consent of the parties thereto.

         One Maine Hydro Project, the Pittsfield Hydro Project, is a signatory to the Kennebec Hydro Developers Group Agreement ("KHDG Agreement"), which was an agreement among many diverse parties with similarly diverse interests regarding development on the Kennebec and Sebasticook Rivers in the State of Maine. Signatories include not only hydro-electric developers, such as the Pittsfield Project, but also sate and federal government agencies as well as environmental groups. According to the KHDG Agreement, several owners of hydro-electric facilities, including the Pittsfield Project, are required by a certain date to install a "fish passage", which would allow a given number of certain species of fish adequate passage on the river and which must be approved by certain federal and state agencies and other organizations. Fish passages take several forms with varying degrees of expense to construct and maintain. Alternatives include fish pumps, fish ladders and fish elevators. Depending on the methodology used, the projected costs of a "fish passage" could be more than the economic value of the Pittsfield Project. RPM is working with CHI Energy to develop an alternative to the suggested fish passage (such as opening up the dams deep gates during migratory season) that will satisfy both the KHDG Agreement and the economics of the Pittsfield Project. However, there is no guarantee that any such alternative will be approved and the Pittsfield Project may have not other alternative than to install a "fish passage" or breach the dam.

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

         Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is wood chips, bark, sawmill residue and other forest related biomass. Both projects are QFs under PURPA. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc. ("ISO"), an independent, non-profit organization.

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

         During 2002, Indeck Maine's West Enfield facility operated and sold its electricity to various power purchasers. Indeck Maine's Jonesboro facility, however, did not operate during 2002 except during ICAP tests.

         In 1997, the State of Massachusetts passed the Electric Restructuring Act, which, among other things, required that the State encourage the development and construction of renewable resources. The Act requires entities that sell electricity to end-use retail customers in Massachusetts to have in their electric portfolio a certain percentage of renewable resources. Such resources are termed RPS Attributes. Failure to have the required amount of renewable energy results in a payment to the state equal to $.005/kwh for every kwh of the deficiency. The Massachusetts Division of Energy Resources ("DOER") recently issued final regulations regarding the RPS Attributes ("RPS Regulations"). The RPS Regulations require that renewable electric generation facilities, such as the Maine Biomass Plants, qualify as such pursuant to and as required by the RPS Regulations. Both Maine Biomass Plants have qualified under the RPS Regulations As a result of such qualification, the energy generated by West Enfield during much of 2002 also enabled West Enfield to sell its RPS Attributes related to such energy generation. West Enfield was able to sell its 2002 RPS Attributes to several power marketers, one of whom is in current negotiations with RPM, on behalf of Indeck Maine and several other related facilities, to purchase RPS Attributes and options to purchase future RPS Attributes.

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

         The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Facility was designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. Due to a variety of reasons including, the Trust believes, wasteful and possibly fraudulent practices of EPS, as well as design and other technical problems, the Facility was unable to perform as represented and never achieved commercial operation. On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. In the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero. As previously reported, the Trust instituted litigation against EPS alleging fraud, breach of contract and other claims. This litigation was effectively stayed, then ultimately dismissed, as a result of the bankruptcy proceeding.

         The Santee River Facility was sold in bankruptcy for approximately $3,500,000; $2,400,000 in cash and $1,000,000 in a note. A large part of the proceeds from the sale transaction went to pay the administrative expenses of the bankruptcy proceeding. Ultimately, the Trust received only $100,000.

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

         The Providence and Maine Hydro Projects are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams. Output is generally lowest in the summer and highest in the spring and fall.

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

         The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. As described above, in Massachusetts, RPS Attributes are required to be purchased by entities serving end-use retail electric customers. RPS Attributes are obtained from renewable resources, such as the Maine Biomass Projects. As a result of the RPS Attribute program in Massachusetts, and similar programs in other states that have not yet been finalized, the Maine Biomass Projects have been and may in the future be able to sell their electric output and the renewable or "green" credits associated with such electric power at a premium over current wholesale electric rates.

(iii)  Santee River

         The Santee Rive Project has been sold to a third party purchaser pursuant to the Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court in South Carolina. As indicated earlier, the Trust has written-off its entire investment in Santee River.

(iv)   General considerations

         Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                                Calendar year
                                      2002           2001           2000
New England Power Company
  (Providence Project)                90.8%          85.5%          88.4%

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

         In order to operate, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations.

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

         Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications that were filed but are still pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing.

(4) Trends in the Electric Utility and Independent Power Industries

         The Trust is somewhat insulated from the recent turmoil that has enveloped the electric energy industry during the past several years because the Providence and Maine Hydro Projects are QFs with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants. However, the Trust Maine Biomass Plants are totally at the mercy of the energy market, but have been provided some substantial support as a result of the adopting of renewable portfolio regulations in Massachusetts.

         The adoption of the RPS Regulations in Massachusetts is indicative of the significant activity and movement in the industry, as well as at state and federal government, to increase the amount of renewable power that is supplied to utilities and distribution companies that serve retail end-use customers in various states. For example, and as described above, in Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) "new renewable power" for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals nine (9%) percent. In addition to Massachusetts, New Jersey, Nevada, and California have passed similar renewable portfolio standards ("RPS") and Connecticut is considering an RPS of its own.

         Notwithstanding the development of a renewable energy market in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp.s bankruptcy, proceedings before the Federal Energy Regulatory Commission ("FERC") regarding certain questionable practices of other energy producers and marketers, as well as the generally poor U.S. and world economy, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

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

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

(b) Record Holders.

         As of the date of this Form 10-K, there are 970 record holders of Investor Shares.

(c)  Dividends

The Trust made distributions as follows for the years ended December 31, 2002 and 2001:
                                          Year ended December 31,
                                            2002          2001
Total distributions to Investors          $476,802      $   --
Distributions per Investor Share          $  1,000      $   --
Distributions to Managing Shareholder     $  4,816      $   --

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

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
                     2002         2001       2000      1999       1998

Sales             $8,028,448  $8,101,624  $7,833,572 $7,548,229  $7,274,883
Net income(loss)  (1,374,325) (1,964,120) (5,120,256)  (743,977)   (602,901)
                                               (A)
Net assets
(shareholders'
  equity)          18,959,551 20,815,494  22,779,614  28,381,288 31,003,923
Investments in
 Plant and
 Equipment (net
 of depreciation)  11,304,567 12,116,141  12,912,980  13,831,689 14,285,467
Investment
 in Power
 Contract(net
 of
 amortization)     4,612,483   5,168,352   5,724,221   6,280,090  6,835,959
Total assets      27,633,041  30,382,545  33,254,452  39,455,324 43,060,184
Long-term
obligations          867,223   1,822,425   2,690,523   3,479,460  4,196,455
Per Share of
Trust Interest:
 Total Revenues       16,835      16,989      16,426      15,828     15,258
Net income(loss)      (2,882)     (4,119)    (10,737)     (1,560)    (1,262)
                                                (A)
Net asset value       39,757      43,649      47,767      59,514      65,013
Distributions
 to Investors             --          --         999       3,900       7,096

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

Results of Operations

The year ended December 31, 2002 compared to the year ended December 31, 2001.

         Total revenues of $8,028,000 in 2002 were comparable to 2001 total revenues of $8,102,000.

         Gross profit, which represents total revenues reduced by cost of sales, decreased by $93,000, or 6%, to $1,589,000 in 2002 from $1,682,000 in 2001. The decrease in gross profit reflects the slight decrease in revenues, partially offset by higher maintenance costs at the Providence Project.

         General and administrative expenses decreased $258,000, or 22%, to $921,000 in 2002 from $1,179,000 in 2001. The decrease primarily reflects the reduction in professional fees incurred in 2002.

         The decrease in the management fee from $761,000 in 2001 to $624,000 in 2002 reflects the lower net assets of the Trust.

         The Trust recognized $197,000 of other operating income as a result of a business interruption insurance claim submitted by the Providence Project.

         The Trust recorded a loss from operations of $259,000 in 2001 compared to income from operations of $240,000 in 2002, a change of $499,000. The change reflects the higher management fees and general and administrative expenses in 2001, in addition to the other operating income received in 2002, partially offset by the decrease in gross margin in 2002.

         The Trust recorded an equity loss of $124,000 from the Maine Hydro Projects in 2002, a decrease of $239,000 from the equity loss of $363,000 recorded in 2001. Although the Maine Hydro Projects experienced drought conditions throughout much of 2002, resulting in the current year loss, rainfall and river flows were greater than in 2001.

         The Trust's equity loss from the Maine Biomass Projects in 2002 was $1,259,000 compared $904,000 in 2001. The equity loss recognized in 2002 is primarily due to the higher maintenance fees incurred as a result of the West Enfield plant operating under a normal full time schedule, as well as lower capacity revenues received by the West Enfield and Jonesboro plants. As an offset to the higher maintenance fees and lower capacity revenues, the West Enfield plant recorded $2,008,000 of renewable energy attributes revenue based on its recent qualification under the RPS Regulations.

         The Trust received $216,000 of other operating income in 2002. The proceeds are from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000, and the sale of equipment in storage, which had been held for resale.

         The Trust's net loss decreased $590,000, or 30%, to $1,374,000 in 2002 from $1,964,000 in 2001 primarily reflecting the increase in operating income.


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

Liquidity and Capital Resources

         In 2002 and 2001 the Trust's operating activities generated $390,000 and $780,000 of cash, respectively.

         Cash used by investing activities were $25,000 in 2002 compared to $214,000 in 2001. The decrease is primarily due to higher distributions from the Maine Hydro Projects in 2002.

         Cash used by financing activities were $1,361,000 in 2002 compared to $1,173,000 in 2001, a decrease of $188,000. The decrease is primarily attributable to the absence of distributions to the minority interest in 2002 offset by the $482,000 of distributions paid to the shareholders in 2002. The Trust did not make distributions to its shareholders in 2001.

         During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $1,070,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $600,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

         Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to a letter of credit of $99,000 issued by the Maine Hydro Projects which is collateralized by the Trust's line of credit facility. The letter of credit expires in December 2003 and the Maine Hydro Projects and the Trust anticipate renewing them annually through 2008. The letters of credit are required as security under one of the Maine Hydro Project's Power Contracts

The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

2003      $955,000
2004       867,000

The Providence and Maine Hydro Projects have certain long-term obligations relating to their Power Contracts and property leases and, in the case of the Providence Project, with its gas supplier. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

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

                        December 31, 2002
                       Expected Maturity Date
                             2003
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 55,000
Average interest rate                             1.04%

Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2002 and 2001                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statements of Changes in
Shareholders' Equity for the three years
  ended December 31, 2002                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-7 to F-18


Financial Statements for Maine Biomass Projects

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001
 (Unaudited)

                                            2002
---------------------------------------------------------------------------
                        First         Second         Third        Fourth
                       Quarter        Quarter       Quarter       Quarter
-------------------  -----------    -----------    ----------    ----------
Revenue             $ 1,977,000    $ 1,954,000    $ 2,041,000   $ 2,056,000
Income (loss)
 from operations        (92,000)        29,000         70,000       233,000
Net income (loss)      (401,000)      (137,000)       202,000    (1,038,000)




                                            2001
-------------------------------------------------------------------------
                      First          Second        Third         Fourth
                     Quarter        Quarter       Quarter        Quarter
-----------------   ----------     ----------    ----------     ---------
Revenue ........   $ 1,952,000    $ 2,118,000   $ 2,067,000    $ 1,965,000
Income (loss)
 from operations        65,000        147,000      (281,000)      (190,000)
Net income .....      (324,000)        57,000      (502,000)    (1,195,000)

                        Report of Independent Accountants

To the Shareholders of
Ridgewood Electric Power Trust IV:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV and its subsidiaries (the "Trust") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                        December 31,
                                               ---------------------------
                                                    2002           2001
                                               -----------     -----------
Assets:
Cash and cash equivalents .................   $     54,637    $  1,050,638
Accounts receivable, trade ................      1,268,293         624,752
Due from affiliates .......................        267,586         250,000
Insurance claim receivable ................        258,900            --
Other assets ..............................         90,285          53,661
                                              ------------    ------------

       Total current assets ...............      1,939,701       1,979,051

Investments:
Maine Hydro Projects ......................      4,405,278       4,879,015
Maine Biomass Projects ....................      3,896,576       4,830,991

Plant and equipment .......................     16,939,368      16,890,129
Accumulated depreciation ..................     (5,634,801)     (4,773,988)
                                              ------------    ------------
                                                11,304,567      12,116,141
                                              ------------    ------------

Electric power sales contract .............      8,338,040       8,338,040
Accumulated amortization ..................     (3,725,557)     (3,169,688)
                                              ------------    ------------
                                                 4,612,483       5,168,352
                                              ------------    ------------

Spare parts inventory .....................        724,615         670,769
Restricted cash ...........................        749,821         738,226
                                              ------------    ------------

        Total assets ......................   $ 27,633,041    $ 30,382,545
                                              ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ......   $    955,202    $    868,098
Accounts payable and accrued expenses .....        182,724         222,533
Accrued fuel expense ......................        163,665         160,970
Due to affiliates .........................        787,492       1,015,131
                                              ------------    ------------
         Total current liabilities ........      2,089,083       2,266,732

Loan payable, less current portion ........        867,223       1,822,425
Minority interest in the Providence Project      5,717,184       5,477,894

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ...........     19,175,022      21,012,406
Managing shareholder's accumulated
 deficit (1 management share
   issued and outstanding) ................       (215,471)       (196,912)
                                              ------------    ------------
         Total shareholders' equity .......     18,959,551      20,815,494
                                              ------------    ------------

         Total liabilities and
           shareholders' equity ...........   $ 27,633,041    $ 30,382,545
                                              ------------    ------------



      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2002            2001           2000
                                      -----------    -----------    -----------

Power generation revenue ..........   $ 7,476,004    $ 7,554,624    $ 7,464,572
Sublease income ...................       552,444        547,000        369,000
                                      -----------    -----------    -----------
         Total revenue ............     8,028,448      8,101,624      7,833,572

Cost of sales, including
 depreciation and
 amortization of $1,416,682,
 $1,421,689, and $1,485,982
 in 2002, 2001 and 2000 ...........     6,439,761      6,420,085      6,291,190
                                      -----------    -----------    -----------

Gross profit ......................     1,588,687      1,681,539      1,542,382

General and administrative
 expenses .........................       921,354      1,179,010        881,613
Management fee paid to
 the managing shareholder .........       624,468        761,266        348,202
Write down equipment held
 in storage .......................          --             --          250,000
Other operating income ............      (197,284)          --             --
                                      -----------    -----------    -----------
   Total other operating expenses .     1,348,538      1,940,276      1,479,815
                                      -----------    -----------    -----------

Income (loss) from operations .....       240,149       (258,737)        62,567
                                      -----------    -----------    -----------

Other income (expense):
   Interest income ................        17,137         63,715        108,230
   Interest expense ...............      (224,811)      (355,802)      (437,857)
   Other income, net ..............       216,401           --             --
   Loss from Maine
    Biomass Projects ..............    (1,259,415)      (904,297)      (639,984)
   (Loss) income from
    Maine Hydro Projects ..........      (124,496)      (362,509)       252,250
   Loss from Santee
    River Rubber ..................          --             --         (180,521)
   Write down investment
     in Santee River Rubber .......          --             --       (4,062,413)
                                      -----------    -----------    -----------
   Total other income (expense),net    (1,375,184)    (1,558,893)    (4,960,295)
                                      -----------    -----------    -----------

Loss before minority interest .....    (1,135,035)    (1,817,630)    (4,897,728)

Minority interest in the
 earnings of the
 Providence Project ...............      (239,290)      (146,490)      (222,528)
                                      -----------    -----------    -----------

Net loss ..........................   $(1,374,325)   $(1,964,120)   $(5,120,256)
                                      -----------    -----------    -----------




  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes In Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                          Managing
                         Shareholders    Shareholder        Total
                         -----------     -----------     ------------

Shareholders' equity,
 January 1, 2000 ....   $ 28,502,542    $   (121,254)   $ 28,381,288

Cash distributions ..       (476,604)         (4,814)       (481,418)

Net loss for the year     (5,069,053)        (51,203)     (5,120,256)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 2000 ..     22,956,885        (177,271)     22,779,614

Net loss for the year     (1,944,479)        (19,641)     (1,964,120)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..     21,012,406        (196,912)     20,815,494

Cash distributions ..       (476,802)         (4,816)       (481,618)

Net loss for the year     (1,360,582)        (13,743)     (1,374,325)
                        ------------    ------------    ------------

Shareholders' equity,
 December 31, 2002 ..   $ 19,175,022    $   (215,471)   $ 18,959,551
                        ------------    ------------    ------------












    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                Year Ended December 31,
                                       -----------------------------------------
                                          2002           2001            2000
                                       -----------    -----------    -----------

Cash flows from operating
 activities:
     Net loss ......................  $(1,374,325)   $(1,964,120)   $(5,120,256)
                                       -----------    -----------    -----------

     Adjustments to reconcile net
      loss to net cash flows from
       operating activities:
     Depreciation and amortization .    1,416,682      1,421,689      1,485,982
     Minority interest in
      earnings of the Providence
      Project ......................      239,290        146,490        222,528
     Write down equipment held
      in storage ...................         --             --          250,000
     Write down investment in
      Santee River Rubber Project ..         --             --        4,062,413
     Loss from unconsolidated
      Maine Biomass Projects .......    1,259,415        904,297        639,984
     Loss (income) from
      unconsolidated Maine
      Hydro Projects ...............      124,496        362,509       (252,250)
     Loss from unconsolidated
      Santee River Rubber ..........         --             --          180,521
     Changes in assets and
      liabilities:
       (Increase) decrease in
         accounts receivable,trade .     (643,541)        43,597        (55,347)
       (Increase) decrease in
         spare parts inventory .....      (53,846)        18,215        149,158
       Decrease in accounts
        payable and accrued
        expenses ...................      (39,809)       (16,420)      (220,926)
       Increase in accrued
        fuel expense ...............        2,695          9,098           --
       (Increase) decrease in due
         to/from affiliates,net ....     (245,225)      (151,287)       973,361
       (Increase) decrease in
         other assets ..............     (295,525)         6,738            464
                                      -----------    -----------    -----------
         Total adjustments .........    1,764,632      2,744,926      7,435,888
                                      -----------    -----------    -----------
        Net cash provided by
          operating activities .....      390,307        780,806      2,315,632
                                      -----------    -----------    -----------

Cash flows from investing
  activities:
     Investment in Maine
      Biomass Projects .............     (325,000)      (250,000)      (300,000)
     Investment in Santee
      River Rubber Project .........         --             --         (152,333)
     Distributions from
      Maine Hydro Projects .........      349,242        105,424        568,807
     Capital expenditures ..........      (49,239)       (69,071)       (11,314)
                                      -----------    -----------    -----------
         Net cash (used in)
           provided by
           investing activities ....      (24,997)      (213,647)       105,160
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
     Cash distributions
       to shareholders .............     (481,618)          --         (481,418)
     Payments to reduce
       long-term debt ..............     (868,098)      (788,937)      (716,995)
     Increase in restricted
      cash .........................      (11,595)       (27,713)       (44,167)
     Borrowings under line
      of credit facility ...........         --             --          500,000
     Repayments under line
      of credit facility ...........         --             --         (500,000)
     Cash distributions to
      minority interest ............         --         (356,732)      (414,734)
                                      -----------    -----------    -----------
         Net cash used in
          financing activities .....   (1,361,311)    (1,173,382)    (1,657,314)
                                      -----------    -----------    -----------

Net (decrease) increase in cash
  and cash equivalents .............     (996,001)      (606,223)       763,478
Cash and cash equivalents,
   beginning of year ...............    1,050,638      1,656,861        893,383
                                      -----------    -----------    -----------
Cash and cash equivalents,
 end of year .......................  $    54,637    $ 1,050,638    $ 1,656,861
                                      -----------    -----------    -----------



      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.  Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Renewable Power LLC (the "Managing Shareholder") formerly Ridgewood Power Corporation). The Trust began offering shares on February 6, 1995 and discontinued its offering of shares in March 1996. The Trust had no operations prior to the commencement of the share offering.

The Trust has been organized to invest in independent power generation and other capital facilities and in the development of these facilities. These independent power generation facilities include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). The power plants sell electricity and, in some cases, heat energy to utilities and industrial users under long-term contracts.

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

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the operating results of the affiliates is included in the Consolidated Statements of Operations.

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 effective January 1, 2002, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Trust's consolidated financial statements.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 20 years at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Trust recorded depreciation expense of $860,813, $865,820 and $930,113, respectively.

Electric power sales contract
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the contract (15 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During each of the years ended December 31, 2002, 2001 and 2000, the Trust recorded amortization expense of $555,869.

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

Renewable attribute revenue is derived from the sale of the renewable portfolio standard attributes ("RPS Attributes"). RPS Attributes have various classes, with each class assigned a limited life. Renewable attribute revenue is recorded in the month the attributes are sold at an agreed upon unit price.

Interest income is recorded when earned and dividend income is recorded when declared.

Supplemental cash flow  information
Total interest paid during the years ended December 31, 2002, 2001 and 2000 was $220,758, $299,919 and $371,861, respectively.

Significant Customers
During 2002, 2001 and 2000, the Trust's largest customer, New England Power Corporation ("NEP"), accounted for 91%, 86% and 88%, respectively of total revenues respectively.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2002 and 2001, the Trust's net assets had a tax basis of $23,944,896 and $26,270,726, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes.

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

California Pumping Project
In 1995, the Trust acquired a package of natural gas and diesel engines (the "California Pumping Project"), which drive deep irrigation well pumps in Ventura County, California. The engines' shaft horsepower-hours are sold to farmers at a discount from the price of equivalent kilowatt hours of electricity. The operator pays for fuel, maintenance, repair and replacement. The project has an equivalent of 2.4 megawatts of power.

Electric Power Equipment Held for Resale
The Trust purchased, from an affiliated entity, various used electric power generation equipment to be held for resale or for use in potential power generation projects. The equipment was held in storage. At December 31, 1998, the cost of such equipment was $455,182. In 1999, the Trust wrote down the equipment to its estimated fair value of $250,000 and recorded a charge against earnings of $205,182. In 2000, the Trust recorded an additional write down of $250,000 to reduce the equipment to its estimated fair value of zero. The equipment was sold in 2002 for $100,000.

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

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $351,162, $343,704 and $414,089 of expense under this arrangement during the years ended December 31, 2002, 2001 and 2000, respectively. The agreement has a five-year term, expiring on June 30, 2006, and can be renewed for one additional five-year term by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheets
                               December 31,  December 31,
                                   2002          2001
                               -----------   -----------

Current assets .............   $   957,499   $   632,298
Non-current assets .........     8,518,141     9,408,314
                               -----------   -----------
Total assets ...............   $ 9,475,640   $10,040,612
                               -----------   -----------

Current liabilities ........   $   665,086   $   282,582
Partners' equity ...........     8,810,554     9,758,030
                               -----------   -----------
Total liabilities and equity   $ 9,475,640   $10,040,612
                               -----------   -----------


Trust share ................   $ 4,405,278   $ 4,879,015
                               -----------   -----------


Statements of Operations
                              For the Year Ended December 31,
                         -----------------------------------------
                            2002            2001           2000
                         -----------    -----------    -----------
Revenue ..............   $ 3,144,471    $ 2,311,346    $ 3,750,095
Operating expenses ...     3,442,764      3,049,927      3,271,902
Other income (expense)        49,302         13,563         26,307
                         -----------    -----------    -----------
Net income (loss) ....   $  (248,991)   $  (725,018)   $   504,500
                         -----------    -----------    -----------

Trust share ..........   $  (124,496)   $  (362,509)   $   252,250
                         -----------    -----------    -----------

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

The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust V also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, up to $2,520,000 of any remaining operating net cash flow during the year is paid to the other Maine Biomass Project member. Any remaining operating net cash flow is payable 25% to the Trust and Trust V and 75% to the other Maine Biomass Project member.

In 2002, 2001 and 2000, the Trust loaned $325,000, $250,000 and $300,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust V made identical loans to the Maine Biomass Projects. The other Maine Biomass Project member also loaned $650,000, $500,000 and $600,000 to the Maine Biomass Projects with the same terms in 2002, 2001 and 2000, respectively

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the statements of operations since acquisition. The financials statements of the Maine Biomass Projects were not adjusted to reflect the purchase of the membership interest by the Trust. The Trust's equity in the net loss of the Maine Biomass Projects recorded in the Trust's consolidated financial statements has been adjusted to reflect the purchase price paid by the Trust for its membership interest.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June through December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has determined it will not appeal or otherwise contest the ruling by FERC.

On May 9, 2002, the Penobscot project and the Eastport project each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Eastport and Penobscot projects had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Projects meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the Penobscot project qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the Penobscot project, which amounted to approximately $2,008,488 for the year ended December 31, 2002.

Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheets
                                      December 31,
                               --------------------------
                                   2002           2001
                               -----------    -----------

Current assets .............   $ 1,217,126    $ 1,162,010
Non-current assets .........     3,598,162      3,359,795
                               -----------    -----------
Total assets ...............   $ 4,815,288    $ 4,521,805
                               -----------    -----------

Current liabilities ........     3,485,662    $ 2,021,185
Notes payable to members ...     7,101,000      5,801,000
Members' deficit ...........    (5,771,374)    (3,300,380)
                               -----------    -----------
Total liabilities and equity   $ 4,815,288    $ 4,521,805
                               -----------    -----------

Trust share ................   $ 3,896,576    $ 4,830,991
                               -----------    -----------

Statement of Operations
                      For the Year Ended December 31,
                 -----------------------------------------
                     2002          2001           2000
                 -----------    -----------    -----------

Revenue ......   $ 7,246,435    $ 5,587,507    $ 2,017,481
Cost of sales      9,080,905      6,913,336      2,646,770
Other expenses       636,524        557,671        650,680
                 -----------    -----------    -----------
Net loss .....   $(2,470,994)   $(1,883,500)   $(1,279,969)
                 -----------    -----------    -----------

Trust share ..   $(1,259,415)   $  (904,297)   $  (639,984)
                 -----------    -----------    -----------

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




4. Long-Term Debt

Following is a summary of long-term debt at December 31, 2002 and 2001:

                                  2002           2001
                              -----------    -----------
Senior collateralized
 non-recourse notes payable   $ 1,822,425    $ 2,690,523
Less - Current maturity ...      (955,202)      (868,098)
                              -----------    -----------
Total long-term debt ......   $   867,223    $ 1,822,425
                              -----------    -----------

The collateralized non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Final payment is due on October 15, 2004. The notes also provide for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 2002, 2001 and 2000. The notes are collateralized by a leasehold mortgage on Providence Power's landfill lease agreements and substantially all of the assets of Providence Power. In addition to the required monthly payments, mandatory prepayments may be required if certain events occur. The loan agreement also provides for a cash funded debt service reserve and maintenance reserve. At December 31, 2002 and 2001, the cash balance in these reserve accounts was $749,821 and $738,226, respectively. Additions and reductions to these reserve accounts are defined in the loan agreement. The loan agreement contains various covenants, including the maintenance of a specified debt service ratio.

Remaining scheduled repayments of long-term debt principal are as follows:

Year Ended
December 31,  Repayment
2003          $ 955,202
2004            867,223

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $1,070,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $600,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

5.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying value of the Trust's cash and cash equivalents, accounts receivable, debt service reserve fund and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value. The fair value of the letter of credit does not differ materially from its carrying value.

6.  Electric Power Sales Contracts

Providence Power is committed to sell all of the electricity it produces to NEP for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. For the years ended December 31, 2002, 2001 and 2000, sales revenue under the NEP Power Purchase Agreement amounted to $6,791,676, $6,925,308 and $6,925,717, respectively.

7. Landfill Lease and Sublease

Providence Power leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires Providence Power to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2002, 2001 and 2000 royalty expense relating to the RISWMC lease amounted to $1,003,182, $1,025,448 and $1,015,398, respectively. The royalty expense has been included in the cost of sales in the Consolidated Statements of Operations.

Providence Power subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease Income - Effective January 1, 2001, Gasco is to pay Providence Power an annual amount equal to the product of $44,833 times the assumed output capacity of each engine generator set in megawatts installed and operating by the joint venture. Income recorded under the sublease amounted to $552,444, $547,000 and $369,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Fuel Expense - Providence Power agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.01183 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2001, 2000 and 1999 amounted to $941,605, $937,731 and $926,795, respectively.

8.  Transactions With Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2002, 2001 and 2000, the Trust paid an annual management fees to the managing shareholder of $624,468, $761,266 and $348,202, respectively. In 2000, the managing shareholder waived approximately 50% of the management fees to which it was entitled.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2002.

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

Under an Operating Agreement with the Trust, Ridgewood Management, an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2002, 2001 and 2000, Ridgewood Management charged Providence Power $570,159, $538,262 and $344,041, respectively. During the year ended December 31, 2002, 2001 and 2000, Ridgewood Management charged California Pumping Project $19,297, $71,841 and $65,333, respectively. During the year ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Maine Biomass projects $310,607, $205,120 and $203,191, respectively. During the periods ended December 31, 2002, 2001 and 2000, Ridgewood Management did not charge any amounts to the Maine Hydro projects or Santee River Rubber project.

At December 31, 2002 and 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                   As of December 31,
                             Due To               Due From
                      --------------------   -------------------
                        2002        2001       2002       2001
                      ---------   --------   --------    -------
Ridgewood Management   $242,077   $201,269   $   --     $   --
Trust III ..........       --      384,105    266,895       --
Trust V ............       --      135,667       --         --
Ridgewood Power ....    324,981       --         --         --
Maine Hydro ........    199,687    270,006       --         --
Maine Biomass ......       --         --          691    250,000
Other affiliates ...     20,747     24,084       --         --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

9. Insurance Claim

During the first quarter of 2002, the Providence Project experienced the failure of one of its engines. The project submitted a claim with its insurance carrier for the replacement of the engine and lost profits as a result of the business interruption it experienced. For the year ended December 31, 2002, the Trust had recorded $197,284 of other operating income and $61,705 as a reduction of repair expense as a result of the claims. The Trust received $258,989 of the outstanding claim in the first quarter of 2003.

10. Other Income

In 2002 the Trust received $100,000 from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000, and $100,000 from the sale of obsolete equipment from the California Pumping project. The proceeds received have been recorded as other income in the consolidated statements of operations.

11. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                     Wholesale
                        --------------------------------------
                           2002          2001           2000
                        ----------    ----------     ---------
Revenue ............   $ 7,344,120   $ 7,472,308   $ 7,294,717
Depreciation and
  amortization .....     1,354,476     1,349,003     1,347,912
Operating income ...       661,132       834,114     1,121,516
Total assets .......    18,649,850    19,786,395    21,198,412
Capital expenditures        44,239        45,104         1,838



                                       Retail
                           --------------------------------
                             2002        2001        2000
                           --------    --------    --------
Revenue ...............   $ 684,328   $ 629,316   $ 538,855
Depreciation and
  amortization ........      62,206      72,686     138,070
Operating income (loss)     123,279      41,816     (81,357)
Total assets ..........     355,701     404,749     506,789
Capital expenditures ..       5,000      23,967       9,476


                                       Corporate
                         ---------------------------------------------
                             2002             2001            2000
                         ------------    ------------     ------------
Revenue ............   $       --      $       --      $       --
Depreciation and
  amortization .....           --              --              --
Operating loss .....     (1,134,667)       (977,592)
                                                           (544,262)
Total assets .......      8,627,850      10,191,401      11,549,251
Capital expenditures           --              --              --


                                          Total
                           ------------------------------------------
                               2002          2001             2000
                           -----------    -----------     -----------
Revenue ...............   $  8,028,448   $  8,101,624    $  7,833,572
Depreciation and
  amortization ........      1,416,682      1,421,689       1,485,982
Operating income (loss)        240,149       (258,737)         62,567
Total assets ..........     27,633,401     30,382,545      33,254,452
Capital expenditures ..         49,239         69,071          11,314


12.  Subsequent Event

On January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act"). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier's sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the DOER.

Now that the Providence Project has been qualified, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

On February 13, 2003, the Providence Project along with the Maine Biomass Projects sold the RPS Attributes generated from the power produced in fourth quarter of 2002 for $336,570 and $1,236,720, respectively. The Trust, along with Trust III and Trust V, is currently negotiating a transaction with a power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project and the Maine Biomass Projects, in the calendar year 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

         As Managing Shareholder of the Trust, Ridgewood Renewable Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

         Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b) Managing Shareholder.

         Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Managing Shareholder has also organized the Other Power Trusts as Delaware business trusts or other Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

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

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the seven trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 56, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts, and Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and Ridgewood LLCs since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Daniel V. Gulino, age 42, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, Other Power Trusts and Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 38, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP, which is the Trust's independent certified public accountant. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 50, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 2002.

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

 The Trust paid fees to the Managing Shareholder and its affiliates as follows:

                        2002          2001       2000      1999        1998

Managing
Shareholder           $624,468     $761,266   $348,202   $467,268   $1,050,700


RPM Cost             6,136,690    5,167,250  5,685,821  5,496,826    4,787,310
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

Item 14.  Control and Procedures

         Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

         During the 2002 annual financial reporting process, management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

         There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     The Registrant filed a Form 8-K with the Commission on July 18, 2002 reporting that the Maine Biomass Plants received official notice from the Massachusetts Division of Energy Resources that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations was approved as of July 3, 2002.

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

     99.1. Certifications under Section 906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson    President                         April 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                         April 16, 2003
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 16, 2003
Christopher Naunton   Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                     April 16, 2003
By:/s/ Robert E. Swanson    President
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust IV ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Robert E. Swanson
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust IV ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003
/s/   Christopher I. Naunton
Christopher I. Naunton
Chief Financial Officer