Form 10-Q
period 2003-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2003-08-28
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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

 (302) 888-7444 Registrant's telephone number, including area code:

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                 March 31, 2003

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                       2003            2002
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $      8,762    $     54,637
Accounts receivable, trade .....................      1,233,548       1,268,293
Due from affiliates ............................        507,899         267,586
Insurance claim receivable .....................           --           258,900
Other assets ...................................         95,821          90,285
                                                   ------------    ------------
                Total current assets ...........      1,846,030       1,939,701

Investments:
Maine Hydro Projects ...........................      4,347,767       4,405,278
Maine Biomass Projects .........................      3,725,458       3,896,576

Plant and equipment ............................     16,939,368      16,939,368
Accumulated depreciation .......................     (5,845,435)     (5,634,801)
                                                   ------------    ------------
                                                     11,093,933      11,304,567
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (3,864,503)     (3,725,557)
                                                   ------------    ------------
                                                      4,473,537       4,612,483
                                                   ------------    ------------

Spare parts inventory ..........................        724,615         724,615
Restricted cash ................................        851,311         749,821
                                                   ------------    ------------

        Total assets ...........................   $ 27,062,651    $ 27,633,041
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $    978,311    $    955,202
Accounts payable and accrued expenses ..........        322,880         346,389
Due to affiliates ..............................        541,175         787,492
                                                   ------------    ------------
      Total current liabilities ................      1,842,366       2,089,083

Long-term debt, less current portion ...........        613,807         867,223
Minority interest in the Providence Project ....      5,929,525       5,717,184

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor shares
 issued and outstanding) .......................     18,895,250      19,175,022
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (218,297)       (215,471)
                                                   ------------    ------------
      Total shareholders' equity ...............     18,676,953      18,959,551
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 27,062,651    $ 27,633,041
                                                   ------------    ------------


     See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations(unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                 --------------------------
                                                  March 31,      March 31,
                                                    2003           2002
                                                 -----------    -----------

Net sales ....................................   $ 2,234,518    $ 1,840,674
Sublease income ..............................       138,441        136,749
                                                 -----------    -----------
               Total revenue .................     2,372,959      1,977,423

Cost of sales, including depreciation
 and amortization of $349,580 in 2003 and 2002     1,598,370      1,704,984
                                                 -----------    -----------

Gross profit .................................       774,589        272,439

General and administrative expenses ..........       190,150        207,945
Management fee ...............................       142,017        156,116
                                                 -----------    -----------
               Total other operating expenses        332,167        364,061
                                                 -----------    -----------

Income (loss) from operations ................       442,422        (91,622)
                                                 -----------    -----------

Other income (expense):
      Interest income ........................         2,096          8,152
      Interest expense .......................       (41,906)       (66,408)
      Other (expense) income, net ............        (3,433)       116,991
      (Loss) income from Maine Hydro Projects        (57,511)        18,243
      Loss from Maine Biomass Projects .......      (171,117)      (380,885)
                                                 -----------    -----------
               Net other expense .............      (271,871)      (303,907)
                                                 -----------    -----------

Income (loss) before minority interest .......       170,551       (395,529)

Minority interest in the earnings of the
      Providence Project .....................      (212,341)        (5,568)
                                                 -----------    -----------

Net loss .....................................   $   (41,790)   $  (401,097)
                                                 -----------    -----------















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                            Managing
                          Shareholders     Shareholder       Total
                          ------------    -------------   ------------
Shareholders' equity,
 December 31, 2002 ....   $ 19,175,022    $   (215,471)   $ 18,959,551

Cash distributions ....       (238,400)         (2,408)       (240,808)

Net loss for the period        (41,372)           (418)        (41,790)
                          ------------    ------------    ------------

Shareholders' equity,
 March 31, 2003 .......   $ 18,895,250    $   (218,297)   $ 18,676,953
                          ------------    ------------    ------------



































     See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,      March 31,
                                                        2003           2002
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $   (41,790)   $  (401,097)
                                                     -----------    -----------
     Adjustments to reconcile net loss to
      net cash flows from operating
      activities:
      Depreciation and amortization ..............       349,580        349,580
      Minority interest in earnings of
       the Providence Project ....................       212,341          5,568
      Loss (income) from unconsolidated
       Maine Hydro Projects ......................        57,511        (18,243)
      Loss from unconsolidated Maine
       Biomass Projects ..........................       171,117        380,885
      Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable, trade ......................        34,745        (22,818)
         Decrease in insurance claim receivable ..       258,900           --
         (Increase) decrease in other assets .....        (5,536)           837
         Decrease in accounts payable and
          accrued expenses .......................       (23,509)       (75,731)
         Increase in due to/from affiliates, net .       (54,178)       (10,816)
                                                     -----------    -----------
                  Total adjustments ..............     1,000,971        608,764
                                                     -----------    -----------
         Net cash provided by operating activities       959,181        207,667
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................          --          (32,045)
     Investment in Maine Biomass Projects ........          --         (325,000)
                                                     -----------    -----------
         Net cash used in investing activities ...          --         (357,045)
                                                     -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit .............          --          800,000
      Short term advances to affiliates ..........      (432,451)      (848,013)
     Payments to reduce long-term debt ...........      (230,307)      (209,307)
     Increase in restricted cash .................      (101,490)        (2,230)
     Cash distributions to shareholders ..........      (240,808)          --
                                                     -----------    -----------
         Net cash used in financing activities ...    (1,005,056)      (259,550)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........       (45,875)      (408,430)

Cash and cash equivalents, beginning of period ...        54,637      1,050,638
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $     8,762    $   642,208
                                                     -----------    -----------






      See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                                        Three Months Ended March 31,
                                         2003                 2002
                                         ----                 ----
               Revenue                $ 763,000            $790,000
               Operating expense        877,000             754,000
               Net income (loss)       (114,000)             36,000


Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                                      Three Months Ended March 31,
                                        2003                2002
                                        ----                ----
               Revenue               $2,182,000        $ 1,766,000
               Cost of sales          2,247,000          2,289,000
               Other expense            277,000            239,000
               Net loss                (342,000)          (762,000)


3.  New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective July 1, 2003, with no material impact to the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

4. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:


                                           Due To               Due From
                                    ---------------------  --------------------
                                    March 31, December 31, March 31,December 31,
                                       2003       2002       2003       2002
                                     --------   --------   --------   --------
Ridgewood Power Management LLC ...   $187,899   $242,077   $   --     $   --
Ridgewood Electric Power Trust III       --         --      406,895    266,895
Ridgewood Power ..................    334,981    324,981       --         --
Maine Hydro ......................       --      199,687     95,313       --
Maine Biomass ....................       --         --        5,691        691
Other affiliates .................     18,295     20,747       --         --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                              Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2003                    2002
                             --------------------    --------------------

Revenue                              $2,286,533              $1,861,498
Depreciation and
  amortization                          335,358                 335,358
Operating income                        634,684                  70,833
Total assets                         18,899,965              19,148,991
Capital expenditures                         --                  32,045


                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                 $86,426           $115,925
Depreciation and
  amortization                           14,222             14,222
Operating income (loss)                (21,494)             20,169
Total assets                            348,961            433,825
Capital expenditures                         --                 --



                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $     --           $     --
Depreciation and
  amortization                               --                 --
Operating loss                         (170,768)          (182,624)
Total assets                          7,813,725         10,375,967
Capital expenditures                         --                 --


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                              $2,372,959         $1,977,423
Depreciation and
  amortization                          349,580            349,580
Operating income (loss)                 442,422            (91,622)
Total assets                         27,062,651         29,958,753
Capital expenditures                         --             32,045

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates. Results of Operations Total revenue for the first quarter of 2003 was $2,373,000, compared to $1,977,000 for the first quarter of 2002. The increase in revenue is primarily due to the lower revenues recorded in 2002 as a result of the failure of one of the Providence Project's engines. In addition, the Providence Project recorded the sale of $337,000 for the transfer of renewable energy credits produced in the fourth quarter of 2002.

Gross profit increased $502,000 to $775,000 for the first three months of 2003. The increase is a result of the sale of renewable energy credits and the lower maintenance expenses recorded in the current year as compared to 2002, when the Providence Project experienced costly engine repairs due to the failure of one of its engines.

General and administrative expenses of $190,000 for the first quarter of 2003 was comparable to the prior year. The management fee decreased from $156,000 in the first quarter of 2002 to $142,000 in the same period in 2003 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $24,000 from $66,000 in the first quarter of 2002 to $42,000 in the first quarter of 2003 due to lower borrowings outstanding at the Providence Project.

Other income of $117,000 in the first quarter of 2002 decreased by $120,000, to an expense of $3,000 in the first quarter of 2003 primarily due to the proceeds received from the sale of obsolete equipment from the California Pumping project in the first quarter of 2002.

Equity income from the Maine Hydro Projects decreased $76,000 to a loss of $58,000 for the first three months of 2003. The decrease is due to the higher insurance premiums and maintenance costs incurred in the first quarter of 2003.

The equity loss from the Maine Biomass Projects decreased from $381,000 in the first quarter of 2002 to $171,000 in the same period in 2003. The decrease in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in revenue derived from the transfer of renewable energy credits produced in the fourth quarter of 2002.



Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 was $959,000 as compared to $208,000 for the three months ended March 31, 2002. The increase in cash flow from operating activities is primarily the result of the decrease in net loss and the proceeds on an insurance claim.

Cash used in investing activities was zero for the first quarter of 2003 as compared to $357,000 in the first quarter of 2002. The decrease in cash usage is primarily due to the Trust making a $325,000 investment in the Maine Biomass Projects in 2002.

Cash used in financing activities for the first three months of 2003 was $1,005,000 as compared to $260,000 for the first three months of 2002. The decrease in 2003 cash flow from financing activities is due to the Trust making distributions to shareholders in the current year, offset by the Trust borrowing under its line of credit in 2002.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

The Trust has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder, scheduled long-term debt payments related to the Providence project and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the second quarter of 2000 but resumed making distributions in the fourth quarter of 2002.

The Trust expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations and any declared distributions for the next twelve months.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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




              RIDGEWOOD ELECTRIC POWER TRUST IV
                               Registrant


August 28, 2003                 By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

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


Date: August 28, 2003


/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

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


Date: August 28, 2003


/s/ Christopher I. Naunton
--------------------------
Christopher I. Naunton
Chief Financial Officer