Form 10-Q
period 2003-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2003-09-10
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                         Commission file Number 0-25430

                        RIDGEWOOD ELECTRIC POWER TRUST IV
             (Exact name of registrant as specified in its charter.)

                       Delaware                       22-3324608
               (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)       Identification No.)

   1314 King Street, Wilmington, Delaware                  19801
   -------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 2003

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet  (unaudited)
------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        2003            2002
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    171,114    $     54,637
Accounts receivable, trade .....................      1,292,911       1,268,293
Due from affiliates ............................        509,586         267,586
Insurance claim receivable .....................           --           258,900
Other assets ...................................        133,261          90,285
                                                   ------------    ------------
            Total current assets ...............      2,106,872       1,939,701

Investments:
Maine Hydro Projects ...........................      4,615,653       4,405,278
Maine Biomass Projects .........................      4,143,737       3,896,576

Plant and equipment ............................     16,939,368      16,939,368
Accumulated depreciation .......................     (6,064,789)     (5,634,801)
                                                   ------------    ------------
                                                     10,874,579      11,304,567
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (4,003,469)     (3,725,557)
                                                   ------------    ------------
                                                      4,334,571       4,612,483
                                                   ------------    ------------

Spare parts inventory ..........................        724,615         724,615
Restricted cash ................................        853,187         749,821
                                                   ------------    ------------

      Total assets .............................   $ 27,653,214    $ 27,633,041
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $  1,001,984    $    955,202
Accounts payable and accrued expenses ..........        480,681         346,389
Due to affiliates ..............................        921,742         787,492
                                                   ------------    ------------
      Total current liabilities ................      2,404,407       2,089,083

Long-term debt, less current portion ...........        354,255         867,223
Minority interest in the Providence Project ....      6,011,665       5,717,184

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ................     19,099,124      19,175,022
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (216,237)       (215,471)
                                                   ------------    ------------
      Total shareholders' equity ...............     18,882,887      18,959,551
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 27,653,214    $ 27,633,041
                                                   ------------    ------------

    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                           Six Months Ended              Three Months Ended
                       --------------------------    --------------------------
                          June 30,       June 30,       June 30,       June 30,
                            2003           2002           2003           2002
                       -----------    -----------    -----------    -----------
Net sales ..........   $ 4,154,210    $ 3,657,434    $ 1,919,692    $ 1,816,760
Sublease income ....       276,882        273,498        138,441        136,749
                       -----------    -----------    -----------    -----------
  Total revenues ...     4,431,092      3,930,932      2,058,133      1,953,509

Cost of sales ......     3,205,857      3,236,776      1,607,487      1,531,792
                       -----------    -----------    -----------    -----------

Gross profit .......     1,225,235        694,156        450,646        421,717

General and
 administrative
 expenses ..........       379,189        444,731        189,039        236,786
Management fee .....       284,393        312,232        142,376        156,116
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......       663,582        756,963        331,415        392,902
                       -----------    -----------    -----------    -----------

Income (loss)
 from operations ...       561,653        (62,807)       119,231         28,815
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         4,718          8,955          2,622            803
  Interest expense .       (78,239)      (124,251)       (36,333)       (57,843)
  Other income
   (expense), net ..        (5,429)       198,086         (1,996)        81,095
  Income from Maine
   Hydro Projects ..       210,376        398,330        267,887        380,086
  Income(loss) from
   Maine Biomass
   Projects ........       247,162       (911,812)       418,279       (530,926)
                       -----------    -----------    -----------    -----------
   Net other
    income(loss) ...       378,588       (430,692)       650,459       (126,785)
                       -----------    -----------    -----------    -----------

Income(loss) before
 minority interest .       940,241       (493,499)       769,690        (97,970)

Minority interest
 in the earnings
 of the Providence
 Project ...........      (294,482)       (44,500)       (82,141)       (38,932)
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $   645,759    $  (537,999)   $   687,549    $  (136,902)
                       -----------    -----------    -----------    -----------















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                             Managing
                            Shareholders    Shareholder        Total
                            ------------    ------------    ------------
Shareholders' equity,
  December 31, 2002 .....   $ 19,175,022    $   (215,471)   $ 18,959,551

Cash distributions ......       (715,199)         (7,224)       (722,423)

Net income for the period        639,301           6,458         645,759
                            ------------    ------------    ------------

Shareholders' equity,
 June 30, 2003 ..........   $ 19,099,124    $   (216,237)   $ 18,882,887
                            ------------    ------------    ------------



















   See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                      Six Months Ended
                                                 --------------------------
                                                   June 30,       June 30,
                                                    2003            2002
                                                 -----------    -----------
Cash flows from operating activities:
     Net income (loss) .......................   $   645,759    $  (537,999)
                                                 -----------    -----------
     Adjustments to reconcile net income
      (loss) to net cash flows from operating
       activities:
         Depreciation and amortization .......       707,900        699,161
         Minority interest in earnings of
          the Providence Project .............       294,482         44,500
         Income from Maine Hydro Projects ....      (210,376)      (398,330)
         (Income) loss from Maine Biomass
           Projects ..........................      (247,162)       911,812
         Changes in assets and liabilities:
           Increase in accounts
            receivable,trade .................       (24,618)      (594,682)
           Decrease in insurance claim
            receivable .......................       258,900           --
           Increase in due from affiliates ...      (242,000)      (391,889)
           Increase in other assets ..........       (42,976)       (20,554)
           Increase in accounts payable and
            accrued expenses .................       134,292         90,253
           Increase (decrease) in due to
            affiliates .......................       134,250       (705,497)
                                                 -----------    -----------
               Total adjustments .............       762,692       (365,226)
                                                 -----------    -----------
         Net cash provided by (used in)
          operating activities ...............     1,408,451       (903,225)
                                                 -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass Projects ....          --         (325,000)
     Capital expenditures ....................          --          (42,299)
                                                 -----------    -----------
         Net cash used in investing activities          --         (367,299)
                                                 -----------    -----------

Cash flows from financing activities:
     Borrowing under line of credit facility .          --          800,000
     Payments to reduce long-term debt .......      (466,185)      (423,676)
     Increase in restricted cash .............      (103,366)        (5,320)
     Cash distributions to shareholders ......      (722,423)          --
                                                 -----------    -----------
        Net cash (used in) provided
         by financing activities .............    (1,291,974)       371,004
                                                 -----------    -----------

Net increase (decrease) in cash and
 cash equivalents ............................       116,477       (899,520)
Cash and cash equivalents, beginning of year .        54,637      1,050,638
                                                 -----------    -----------
Cash and cash equivalents, end of period .....   $   171,114    $   151,118
                                                 -----------    -----------







    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's (the "Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Maine Biomass Projects, which are owned 50% by the Trust.

2.  Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                         June 30,  December 31,
                          2003         2002
                       ----------   ----------

Total assets .......   $9,929,790   $9,475,640
                       ----------   ----------

Stockholders' equity   $9,231,205   $8,810,554
                       ----------   ----------


Statement of Operations

                    Six Months Ended June 30, Three Months Ended June 30,
                    -----------------------    -----------------------
                       2003         2002          2003         2002
                    ----------   ----------    ----------   ----------
Revenue .........   $2,134,000   $2,384,000    $1,371,000   $1,594,000
Operating expense    1,713,000    1,587,000       836,000      833,000
Net income ......      421,000      797,000       535,000      761,000




Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                    June 30,      December 31,
                      2003            2002
                   -----------    -----------

Total assets ...   $ 5,502,181    $ 4,815,288
                   -----------    -----------

Members' deficit   $(5,277,541)   $(5,771,374)
                   -----------    -----------


Statement of Operations

                    Six Months Ended June 30,    Three Months Ended June 30,
                    -------------------------    ---------------------------
                        2003          2002           2003          2002
                    -----------   -----------    -----------   -----------
Revenue .........   $ 5,778,000   $ 2,533,000    $ 3,596,000   $   767,000
Cost of sales ...     4,704,000     3,834,000      2,457,000     1,545,000
Other expense ...       580,000       523,000        303,000       284,000
Net income (loss)       494,000    (1,824,000)       836,000    (1,062,000)


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective July 1, 2003.

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

4. Qualification of the Providence Project

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

Now that the Providence Project has been qualified as new renewable generation, it receives RPS Attributes that it may sell to retail electric suppliers. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

In the first quarter of 2003, the Providence Project entered into a three year agreement to sell all its RPS Attributes to a retail electric supplier. On February 13, 2003, the Providence Project sold and recorded revenue totaling $336,750 for the RPS Attributes derived from the power produced in fourth quarter of 2002.

5. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                            Due To                 Due From
                     ----------------------  ---------------------
                     June 30,   December 31, June 30,   December 31,
                       2003         2002       2003        2002
                     --------    ---------   --------    ---------
Ridgewood Power
 Management LLC ..   $ 25,689    $242,077    $   --      $   --
Ridgewood Electric
 Power Trust III .       --          --       436,895     266,895
Ridgewood Power ..    537,021     324,981        --          --
Maine Hydro ......    348,737     199,687        --          --
Maine Biomass ....       --          --         1,691         691
Other affiliates .     10,295      20,747      71,000        --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

6. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                            Wholesale Power Sales
                                   Six Months Ended         Three Months Ended
                               ------------------------  -----------------------
                                June 30,     June 30,     June 30,      June 30,
                                  2003         2002         2003          2002
                               ----------   ----------   ----------   ----------
Revenue ....................   $4,209,687   $3,620,991   $1,923,154   $1,759,493
Depreciation and
 amortization ..............      679,450      670,716      344,092      335,358
Operating income ...........      899,638      237,912      264,954      167,079
Capital expenditures .......         --         42,229         --         10,184




                                              Retail Power Sales
                                   Six Months Ended         Three Months Ended
                                 ---------------------     ---------------------
                                 June 30,     June 30,     June 30,     June 30,
                                   2003         2002         2003         2002
                                 --------     --------     --------     --------

Revenue ....................     $221,405     $309,941     $134,979     $194,016
Depreciation and
 amortization ..............       28,450       28,445       14,228       14,223
Operating income ...........        3,190       70,279       24,684       50,110
Capital expenditures .......         --           --           --           --



                                                  Corporate
                                  Six Months Ended         Three Months Ended
                               -----------------------   ----------------------
                               June 30,      June 30,    June 30,      June 30,
                                 2003          2002        2003          2002
                               ---------    ----------   --------     ---------

Revenue ....................   $    --      $    --      $    --      $    --
Depreciation and
 amortization ..............        --           --           --           --
Operating loss .............    (341,175)    (370,998)    (170,407)    (188,374)
Capital expenditures .......        --           --           --           --


                                                  Total
                              Six Months Ended            Three Months Ended
                          -------------------------    -------------------------
                            June 30,      June 30,       June 30,      June 30,
                              2003          2002           2003          2002
                          -----------   -----------    -----------   -----------
Revenue ...............   $ 4,431,092   $ 3,930,932    $ 2,058,133   $ 1,953,509
Depreciation and
 amortization .........       707,900       699,161        358,320       349,581
Operating income
 (loss) ...............       561,653       (62,807)       119,231        28,815
Capital expenditures ..          --          42,229           --          10,184

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction
The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Maine Biomass Projects, which are owned 50% by the Trust.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates. Results of Operations

Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Total revenue for the second quarter of 2003 was $2,058,000, compared to $1,954,000 for the second quarter of 2002. The increase in revenue is primarily due to the lower revenues recorded in 2002 as a result of the failure of one of the Providence Project's engines.

Gross profit increased $29,000 to $451,000 for the second quarter of 2003. The increase is a result of the lower maintenance expenses recorded in the current year as compared to 2002, when the Providence Project experienced costly engine repairs due to the failure of one of its engines.

General and administrative expenses decreased $48,000 in the second quarter of 2003 to $189,000. The management fee decreased from $156,000 in the second quarter of 2002 to $142,000 for the same period in 2003 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $22,000 from $58,000 in the second quarter of 2002 to $36,000 in the second quarter of 2003 due to lower borrowings outstanding at the Providence Project.

Other income of $81,000 in the second quarter of 2002 decreased by $83,000, to an expense of $2,000 in the second quarter of 2003 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company in the first quarter of 2002.

Equity income from the Maine Hydro Projects decreased by $112,000, to $268,000 in the second quarter of 2003. The decrease is due to the heavier rainfall experienced in the second quarter of 2002.

The equity income from the Maine Biomass Projects increased $949,000, from a loss of $531,000 in the second quarter of 2002 to income of $418,000 in the same period in 2003. The increase in equity income from the Maine Biomass Projects is primarily attributable to the $1,749,000 in revenues received from the transfer of renewable energy credits.

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Total revenue for the first half of 2003 was $4,431,000, compared to $3,931,000 for the first half of 2002. The increase in revenue is reflective of the lower revenues recorded in 2002 as a result of the failure of one of the Providence Project's engines, offset by a decrease in the 2003 revenues from the California Pumping projects due to the rainy weather experienced in Southern California. In addition, the Providence Project recorded the sale of $337,000 in the first quarter of 2003 for the transfer of renewable energy credits produced in the fourth quarter of 2002.

Gross profit increased $531,000 to $1,225,000 for the first six months of 2003. The increase is a result of the lower maintenance expenses recorded in the current year as compared to 2002, when the Providence Project experienced costly engine repairs due to the failure of one of its engines.

General and administrative expenses decreased $66,000 in the first six months of 2003 to $379,000. The management fee decreased from $312,000 in the first half of 2002 to $284,000 for the same period in 2003 as a result of the Trust's lower net asset balance.

Interest expense decreased $46,000 from $124,000 in the first half of 2002 to $78,000 in the second half of 2003 due to lower borrowings outstanding at the Providence Project.

Other income decreased by $203,000 in the first six months of 2003 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company and the sale of obsolete equipment from the California Pumping project in 2002.

Equity income from the Maine Hydro Projects decreased by $188,000, to $210,000 in the first half of 2003. The decrease is due to the heavier rainfall experienced in 2002.

The equity income from the Maine Biomass Projects increased $1,159,000, from a loss of $912,000 in the first half of 2002 to income of $247,000 in the same period in 2003. The increase in equity income from the Maine Biomass Projects is primarily attributable to the $2,985,000 in revenues received from the transfer of renewable energy credits.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 was $1,408,000 compared to cash used by operating activities of $903,000 for the six months ended June 30, 2002. The increase in cash flow from operating activities is primarily the result of the increase in net income and the proceeds received from an insurance claim.

Cash used in investing activities decreased by $367,000 during the first half of 2002 to $0 in the first half of 2003. The decrease is due to the Trust making a $325,000 investment in the Maine Biomass Projects in 2002.

Cash provided by financing activities for the first six months of 2002 was $371,000 compared to a $1,292,000 usage in the first six months of 2003. The decrease in cash flow from financing activities is due to the Trust borrowing $800,000 from its line of credit in 2002, as well as the Trust making distributions to shareholders of $722,000 in the current year.

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

Item 4. Controls and Procedures

Based on theirevaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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




              RIDGEWOOD ELECTRIC POWER TRUST IV
                                Registrant


September 10, 2003              By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: September 10, 2003

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer