Form 10-Q
period 2003-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2004-01-20
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                         Commission file Number 0-25430

                        RIDGEWOOD ELECTRIC POWER TRUST IV
                 (Exact name of registrant as specified in its charter.)

                      Delaware                       22-3324608
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification No.)

   1314 King Street, Wilmington, Delaware                19801
   ---------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 2003

Ridgewood Electric Power Trust IV
Consolidated Balance Sheet (unaudited)
-----------------------------------------------------------------------------

                                                    September 30,   December 31,
                                                         2003            2002
                                                    ------------    ------------
Assets:
Cash and cash equivalents .......................   $    112,262    $     54,637
Accounts receivable, trade ......................      1,320,340       1,268,293
Due from affiliates .............................        340,412         267,586
Insurance claim receivable ......................           --           258,900
Other assets ....................................         93,814          90,285
                                                    ------------    ------------
            Total current assets ................      1,866,828       1,939,701

Investments:
Maine Hydro Projects ............................      4,296,139       4,405,278
Maine Biomass Projects ..........................      4,100,701       3,896,576

Plant and equipment .............................     16,939,368      16,939,368
Accumulated depreciation ........................     (6,271,009)    (5,634,801)
                                                    ------------    ------------
                                                      10,668,359      11,304,567
                                                    ------------    ------------

Electric power sales contract ...................      8,338,040       8,338,040
Accumulated amortization ........................     (4,142,435)    (3,725,557)
                                                    ------------    ------------
                                                       4,195,605       4,612,483
                                                    ------------    ------------

Spare parts inventory ...........................        724,615         724,615
Restricted cash .................................        755,228         749,821
                                                    ------------    ------------

        Total assets ............................   $ 26,607,475    $ 27,633,041
                                                    ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ............   $  1,024,623    $    955,202
Accounts payable and accrued expenses ...........        536,945         346,389
Due to affiliates ...............................      1,313,448         787,492
                                                    ------------    ------------
       Total current liabilities ................      2,875,016       2,089,083

Long-term debt, less current portion ............         90,030         867,223
Minority interest in the Providence Project .....      5,610,811       5,717,184

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) .................     18,256,368      19,175,022
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ....       (224,750)      (215,471)
                                                    ------------    ------------
       Total shareholders' equity ...............     18,031,618      18,959,551
                                                    ------------    ------------

       Total liabilities and shareholders' equity   $ 26,607,475    $ 27,633,041
                                                    ------------    ------------

        See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
-----------------------------------------------------------------------------

                            Nine Months Ended           Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,   September 30, September 30,  September 30,
                           2003          2002            2003           2002
                       -----------    -----------    -----------    ------------

Net sales ..........   $ 6,119,549    $ 5,561,777    $ 1,965,339    $ 1,904,343
Sublease income ....       415,323        410,247        138,441        136,749
                       -----------    -----------    -----------    -----------
  Total revenues ...     6,534,872      5,972,024      2,103,780      2,041,092

Cost of sales ......     4,820,724      4,814,839      1,614,867      1,578,063
                       -----------    -----------    -----------    -----------

Gross profit .......     1,714,148      1,157,185        488,913        463,029

General and
 administrative
 expenses ..........       659,600        682,003        280,411        237,272
Management fee .....       426,590        468,351        142,197        156,119
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......     1,086,190      1,150,354        422,608        393,391
                       -----------    -----------    -----------    -----------

Income from
 operations ........       627,958          6,831         66,305         69,638
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..         8,001         13,157          3,283          4,202
  Interest expense .      (108,865)      (181,009)       (30,627)       (56,758)
  Other income
   (expense), net ..       155,581        191,741        161,010         (6,345)
  Income (loss)
   from Maine
    Hydro Projects .      (109,139)        43,723       (319,515)      (354,607)
  Income (loss) from
   Maine Biomass
   Projects ........       (95,875)      (324,274)      (343,037)       587,538
                       -----------    -----------    -----------    -----------
    Net other
     income (loss) .      (150,297)      (256,662)      (528,886)       174,030
                       -----------    -----------    -----------    -----------

Income (loss) before
 minority interest .       477,661       (249,831)      (462,581)       243,668

Minority interest in
 the earnings of the
 Providence Project       (442,362)       (85,735)      (147,880)       (41,235)
                       -----------    -----------    -----------    -----------

Net income (loss) ..   $    35,299    $  (335,566)   $  (610,461)   $   202,433
                       -----------    -----------    -----------    -----------








      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                              Managing
                            Shareholders     Shareholder        Total
                            ------------    -------------   -------------

Shareholders' equity,
 December 31, 2002 ......   $ 19,175,022    $   (215,471)   $ 18,959,551

Cash distributions ......       (953,600)         (9,632)       (963,232)

Net income for the period         34,946             353          35,299
                            ------------    ------------    ------------

Shareholders' equity,
 September 30, 2003 .....   $ 18,256,368    $   (224,750)   $ 18,031,618
                            ------------    ------------    ------------






















    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
------------------------------------------------------------------------------


                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 30, September 30,
                                                     2003           2002
                                                 -----------   -----------
Cash flows from operating activities:
     Net income (loss) .......................   $    35,299    $  (335,566)
                                                 -----------    -----------
     Adjustments to reconcile net income
      (loss)to net cash flows from
       operating activities:
         Depreciation and amortization .......     1,053,086      1,059,436
         Minority interest in earnings of
          the Providence Project .............       442,362         85,735
         Loss (income) from Maine Hydro
          Projects ...........................       109,139        (43,723)
         Loss from Maine Biomass Projects ....        95,875        324,274
         Changes in assets and liabilities:
           Increase in accounts receivable,
            trade ............................       (52,047)      (632,485)
           Increase in due from affiliates ...       (72,826)      (593,228)
           Decrease in insurance claim
            receivable .......................       258,900           --
           Increase in other assets ..........        (3,529)       (35,580)
           Increase in accounts payable and
            accrued expenses .................       190,556        186,039
           Increase (decrease) in due to
            affiliates .......................       525,956        (37,919)
                                                 -----------    -----------
               Total adjustments .............     2,547,472        312,549
                                                 -----------    -----------
         Net cash provided by (used in)
          operating activities ...............     2,582,771        (23,017)
                                                 -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass Projects ....      (300,000)      (325,000)
     Capital expenditures ....................          --          (44,239)
                                                 -----------    -----------
         Net cash used in investing activities      (300,000)      (369,239)
                                                 -----------    -----------

Cash flows from financing activities:
     Payments to reduce long-term debt .......      (707,772)      (643,230)
     Increase in debt reserve fund ...........        (5,407)        (8,320)
     Cash distributions to minority interest .      (548,735)          --
     Cash distributions to shareholders ......      (963,232)          --
                                                 -----------    -----------
         Net cash used in financing activities    (2,225,146)      (651,550)
                                                 -----------    -----------

Net increase (decrease) in cash
 and cash equivalents ........................        57,625     (1,043,806)

Cash and cash equivalents, beginning of year .        54,637      1,050,638
                                                 -----------    -----------
Cash and cash equivalents, end of period .....   $   112,262    $     6,832
                                                 -----------    -----------






    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
----------------------------------------------------------------------------

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                     September 30,  December 31,
                          2003          2002
                     -------------- -----------

Total assets .......   $9,767,466   $9,475,640
                       ----------   ----------

Stockholders' equity   $8,592,277   $8,810,554
                       ----------   ----------


Statement of Operations

                           Nine Months Ended            Three Months Ended
                             September 30,               September 30,
                        2003           2002           2003          2002
                      ---------      ---------    ----------     ----------
Revenue .........   $ 2,305,000    $ 2,538,000   $   171,000    $   154,000
Operating expense     2,523,000      2,451,000       810,000        864,000
Net income (loss)      (218,000)        87,000      (639,000)      (710,000)


Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                   September 30,  December 31,
                       2003           2002
                   -------------  ------------

Total assets ...   $ 4,589,414    $ 4,815,288
                   -----------    -----------

Members' deficit   $(5,963,123)   $(5,771,374)
                   -----------    -----------


Statement of Operations

                Nine Months Ended September 30, Three Months Ended September 30,
                        2003           2002           2003           2002
                        ----           ----           ----           ----
Revenue .........   $ 7,820,000    $ 5,938,000    $ 2,042,000    $ 3,405,000
Cost of sales ...     7,151,000      5,739,000      2,447,000      1,905,000
Other expense ...       861,000        848,000        281,000        325,000
Net income (loss)      (192,000)      (649,000)      (686,000)     1,175,000


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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

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

In the first quarter of 2003, the Providence Project entered into an agreement governing the sale of all its RPS Attributes to a retail electric supplier. On February 13, 2003, the Providence Project sold and recorded revenue totaling $336,750 for the RPS Attributes derived from the power produced in fourth quarter of 2002.

5. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                     Due To                Due From
                            ------------------------------------------------
                           September 30, December 31, September 30, December 31,
                                2003        2002          2003         2002
                            -------------------------- ------------------------
Ridgewood Power
Management LLC .............. $ 39,042   $242,077       $  --        $  --
Ridgewood Electric Power
Trust III ....................   --         --          243,160      266,895
Ridgewood Power .............. 484,981    324,981           --          --
Maine Hydro .................. 479,683    199,687           --          --
Maine Biomass ................ 298,309       --             --          691
Other affiliates .............  11,433     20,747         97,252        --

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

The financial data for business segments are as follows:


                                            Wholesale Power Sales
                                  Nine Months Ended        Three Months Ended
                             -------------------------- ------------------------
                          September 30, September 30, September 30,September 30,
                               2003          2002          2003          2002
                             ---------- ------------  -----------   ------------

Revenue ................... $6,145,624   $5,423,159    $1,935,937   $1,802,168
Depreciation and
amortization ..............  1,006,075    1,018,844       326,625      348,128
Operating income ..........  1,180,537      413,562       280,899      175,650
Capital expenditures ......       --         44,239          --          2,010




                                        Retail Power Sales
                          Nine Months Ended            Three Months Ended
                     ---------------------------   -----------------------------
                     September 30,  September 30,  September 30,   September 30,
                          2003         2002           2003             2002
                     ------------   ------------   -------------   -------------

Revenue ............   $ 389,248     $ 548,865       $ 167,843     $ 238,924
Depreciation and
amortization .......      47,011        40,592          18,561        12,147
Operating income ...      (4,881)      146,947          (8,071)       76,668
Capital expenditures        --            --               --            --



                                               Corporate
                            Nine Months Ended            Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2003           2002           2003           2002
                      -------------  -------------  -------------  -------------

Revenue ............   $    --       $    --         $    --       $    --
Depreciation and
amortization .......        --            --               --           --
Operating loss .....    (547,698)      (553,678)       (206,523)    (182,680)
Capital expenditures        --            --               --            --


                                                 Total
                             Nine Months Ended           Three Months Ended
                        ---------------------------  ---------------------------
                        September 30, September 30,  September 30, September 30,
                            2003          2002           2003           2002
                         -----------  -----------    ------------   ------------

Revenue ...............   $6,534,872   $5,972,024     $2,103,780    $2,041,092
Depreciation and
amortization ..........    1,053,086    1,059,436        345,186       360,275
Operating income (loss)      627,958        6,831         66,305        69,638
Capital expenditures ..          --        44,239             --         2,010

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

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Total revenue for the third quarter of 2003 was $2,104,000, compared to $2,041,000 for the third quarter of 2002. The $63,000 increase in revenue is a result of a $134,000 increase in revenues from the Providence project partially offset by a $71,000 decrease in revenues from the California Pumping projects. The decrease in the California Pumping project's revenue is primarily due to the higher precipitation experienced in Southern California, thus reducing operations, in addition to the reduced rates charged to customers as a result of the change in current market conditions.

Gross profit for the third quarter of 2003 was consistent with the third quarter of 2002.

General and administrative expenses increased $43,000 in the third quarter of 2003 to $280,000. The management fee decreased from $156,000 in the third quarter of 2002 to $142,000 for the same period in 2003 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $26,000 from $57,000 in the third quarter of 2002 to $31,000 in the third quarter of 2003 due to lower borrowings outstanding at the Providence Project.

Other income increased from an expense of $6,000 in the third quarter of 2002 to income of $161,000 in the third quarter of 2003. The increase is due to the $160,000 of insurance proceeds received for the engine failure at the Providence Project experienced in 2002. As a result of the engine failure, the project's generation was reduced thus generating fewer renewable energy credits. During the third quarter of 2003, the project was compensated for its lost 2002 renewable energy revenues.

Equity loss from the Maine Hydro Projects was comparable to the third quarter of 2002.

The equity income from the Maine Biomass Projects decreased $931,000, from $588,000 in the third quarter of 2002 to a loss of $343,000 in the same period in 2003. The decrease is primarily attributable to the $2,042,000 in revenues received from the transfer of renewable energy credits during the third quarter of 2002. Because the Trust received notification of the approval for qualification of the Maine Biomass Projects, as well as transferred title in July 2002, the Trust recognized its share of the renewable energy attribute revenues, which amounted to $1,113,000 for the first half of 2002, in the third quarter as well. Unlike power generation revenue, which is invoiced and recognized in the period generated, renewable attribute revenue is recognized upon delivery of title and not generation, thus resulting in the possible delay of revenue recognition of up to several months.


Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Total revenue for the first nine months of 2003 was $6,535,000, compared to $5,972,000 for the first nine months of 2002. The increase in revenue is reflective of the lower revenues recorded in 2002 as a result of the failure of one of the Providence Project's engines, offset by a decrease in the 2003 revenues from the California Pumping projects due to the rainy weather experienced in Southern California and the reduced rates charged to customers. In addition, the Providence Project recorded the sale of $337,000 in the first quarter of 2003 for the transfer of renewable energy credits produced in the fourth quarter of 2002.

Gross profit increased $557,000 to $1,714,000 for the first nine months of 2003. The increase is a result of the lower maintenance expenses recorded in the current year as compared to 2002, when the Providence Project experienced costly engine repairs due to the failure of one of its engines.

General and administrative expenses decreased $22,000 in the first nine months of 2003 to $660,000. The management fee decreased from $468,000 in the first nine months of 2002 to $426,000 for the same period in 2003 as a result of the Trust's lower net asset balance.

Interest expense decreased $72,000 from $181,000 in the first nine months of 2002 to $109,000 in the first nine months of 2003 due to lower borrowings outstanding at the Providence Project.

Other income decreased by $36,000 in the first nine months of 2003 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company and the sale of obsolete equipment from the California Pumping project in 2002.

Equity income from the Maine Hydro Projects decreased by $153,000, to a loss of $109,000 for the first nine months of 2003. The decrease is due to the heavier rainfall experienced in 2002.

The equity loss from the Maine Biomass Projects decreased $228,000, from a loss of $324,000 for the first nine months of 2002 to $96,000 in the same period in 2003. The decrease in equity loss from the Maine Biomass Projects is primarily attributable to the $3,716,000 in revenues received from the transfer of renewable energy credits, compared to $2,181,000 in 2002. Unlike power generation revenue, which is invoiced and recognized in the period generated, renewable attribute revenue is recognized upon delivery of title and not generation, thus resulting in the possible delay of revenue recognition of up to several months.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was $2,583,000 compared to cash used by operating activities of $23,000 for the nine months ended September 30, 2002. The increase in cash flow from operating activities is primarily the result of the decrease in accounts receivable, increase in short-term advances from affiliates, which occur in the Trust's ordinary course of business, the increase in net income, and the proceeds received from an insurance claim.

Cash used in investing activities for first nine months of 2003 was $300,000 compared to $369,000 for the first nine months of 2002. The decrease is primarily due to the $44,000 of capital expenditures invested in the Providence Project in 2002.

Cash used in financing activities for the first nine months of 2003 was $2,225,000 compared to $652,000 for the first nine months of 2002. The decrease in cash flow from financing activities is due to the Trust making distributions to shareholders of $963,000 and distributions to minority interest of $549,000 in the current year.

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




                        RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant


January 19, 2004                By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

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

Date: January 19, 2004

/s/   Robert E. Swanson
------------------------------------
Robert E. Swanson
Chief Executive Officer

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

Date: January 19, 2004

/s/   Christopher I. Naunton
--------------------------------------
Christopher I. Naunton
Chief Financial Officer