Form 10-K
period 2003-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2004-04-14
CIK 930364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2004 was $47,680,000.

Exhibit Index is located on page 33.

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

(a) General Development of Business.

     The Trust was organized as a Delaware business trust on September 8, 1994 to participate in the development, construction and operation of independent power generating facilities and related and similar projects ("Independent Power Projects" or "Projects"). Christiana Bank & Trust Company ("Christiana"), a trust corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated on September 30, 1996. Net of Offering fees, commissions and expenses, the Offering provided approximately $39.5 million of net funds available for investments in the development and acquisition of Projects. The Trust has 1,050 record holders of Investor Shares (the "Investors").

     The Trust is organized similarly to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Investors do not regularly elect the Managing Shareholder. As a result, the Trust does not have a "board of directors" that oversees the day-to-day activities of the Trust and, accordingly, the Trust does not have an audit committee or a nominating committee and therefore, the Trust's Chief Executive Officer and Chief Financial Officer effectively perform the functions that an audit committee would otherwise perform.

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

     In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (collectively "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust V ("Power V");
o The Ridgewood Power Growth Fund (the "Growth Fund");
o Ridgewood/Egypt Fund ("Egypt Fund"); and
o Ridgewood Power B Fund/Providence Expansion ("B Fund").

     In addition, the Trust is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing Shareholder:

o Ridgewood Renewable PowerBank LLC;
o Ridgewood Renewable PowerBank II LLC; and
o Ridgewood Renewable PowerBank III LLC.

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

(c) Narrative Description of Business.

(1) General Description.

     The Trust was formed to participate primarily in the development, construction and operation of Projects that generate electricity for sale to utilities and other users. The Trust was also authorized to invest in capital projects that at that time of such investment were expected to earn cash flows similar to those of Independent Power Projects.

(2) The Trust's Investments.

(i)      The Providence Project

     The Trust and Power III acquired in April 1996 all of the equity interest in an landfill gas-fired electric generating facility, located on land adjacent to the Central Landfill, near Providence, Rhode Island. The Trust invested $12.9 million in the Providence Project and Power III supplied the remainder of the $20 million investment in the Project. The Trust owns 64.3% of the Providence Project and Power III owns the remaining 35.7%. The acquisition cost was approximately $15.5 million (including a $3 million partial prepayment of Project debt as a condition of obtaining the lenders' consents and transaction costs) and the remainder of the investment by the programs represents funds applied to operating reserves, working capital and reserves for capital improvements and expansion. The Providence Project was encumbered by $5.4 million of debt maturing in installments through 2004. The debt has been paid in full as of February 2004.

     The Project burns methane gas generated by the decomposition of garbage and other waste in the landfill as fuel for a 13.8 Megawatt capacity electric generation plant. The facility has been in operation since 1990 and has a Power Contract for 12.0 Megawatts with New England Power Company ("NEP") that expires in 2020.

     The Project leases the right to use the landfill site from the Rhode Island Resource Recovery Corporation, a state agency ("RIRRC"), for a royalty of 15% of net Project revenues (increasing from 15% to 18% in 2006) until 2020. The Project in turn subleases those rights to Central Gas Limited Partnership ("Gasco"). Gasco, which is not affiliated with the Trust, had operated and maintained the piping system and other facilities to collect the methane gas from the Landfill and supply it to the Project. Gasco pays a fixed rent, computed on the basis of the Project's generating capacity, to the Project under the sublease, and the Project in turn buys its fuel from Gasco at a formula price per kilowatt-hour generated by the Project.

     Throughout the Trusts' ownership of the Providence Project, certain situations have occurred at the landfill regarding Gasco's operation and maintenance of the gas collection system, which convinced the Trust and Power III that the gas collection system could be operated and maintained more efficiently and economically and could provide higher quality, and greater quantities of, landfill gas. The resulting savings in costs and increase in quantity and quality of methane gas will benefit the Providence Project. In addition, RIRRC currently anticipates that the Central Landfill will be capable of providing landfill gas from new phases that could fuel an additional 12 MW. Therefore, on August 1, 2003, the Trust and Power IV concluded a transaction in which the operation and maintenance of the gas collection systems was transferred to Ridgewood Gas Services, LLC, ("RGS") which is owned by the Trust and Power III in the same proportion to their ownership in the Providence Project. RGS is a cost reimbursement company whose operations are funded both by Gasco and the RIRRC. Pursuant to a Landfill Services Agreement with RGS, Gasco pays RGS for its operation of the gas collection system that is owned by Gasco. In addition, pursuant to a Landfill services Agreement with RIRRC, RGS operates and maintains the gas collection system owned by RIRRC and RIRRC funds the remainder of RGS' operations not funded by Gasco's payments. In addition, as part of the transaction, Ridgewood Rhode Island Generation, LLC, owned by the Trust's affiliate, the B Fund, has obtain rights to landfill gas from RIRRC and develop an additional 7.5 MW landfill gas-fired electric generation facility, which the B Fund estimates will be completed on or about June 1, 2004.

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

     Now that the Providence Project has been qualified in Massachusetts, it may sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations. The Trust, along with Power III and the B Fund, completed a transaction with a major power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Providence Project, as well the RPS Attributes generated by Projects owned by Power V and the B Fund. The transaction, which is confidential, provides such power marketer with six separate annual options to purchase such output in each year from 2004 through 2009. If the power marketer elects to not purchase the RPS Attributes in any year, the Providence Project is free to sell to other parties. Under the terms of the transaction, the prices to be received by the Providence Project for the RPS Attributes, if the power marketer elects to purchase, are very favorable.

     However, only a portion of the Providence Project's output qualifies for RPS Attributes in Massachusetts. Because the Providence Project was on operation during the period 1995 through 1997, the average yearly generation produced during those years does not qualify. Under the Massachusetts regulations, it is defined as Providence Project's "Vintage Generation", amounts to approximately 86,000 MWhs per year, and the RPS Attributes associated with such annually amount of generation do not qualify in Massachusetts. However, during 2004, the Providence Project became qualified to sell RPS Attributes in Connecticut. The Connecticut RPS program is different than the Massachusetts program in that it has not "Vintage" prohibition. Thus, the Providence Project can sell the 86,000 MWhs that are ineligible in Massachusetts into the Connecticut market. In fact, the Providence Project has entered into several short-term agreements with various power marketers to sell the RPS Attributes associated with such "Vintage Generation". The prices for the RPS Attributes in those agreements, although lower than current market, are economic to the Providence Project.

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

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company ("Central Maine") or Bangor Hydro-Electric Company ("Bangor Hydro") under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. The power contracts contain a provision that enabled the price paid by Central Maine and Bangor to be re-determined by the Maine Public Utilities Commission ("Maine PUC"). In 2001, the Maine PUC reviewed the prices paid by Central Maine and Bangor and such prices were lowered. However, the overall impact of the lowered price to the Maine Hydro Projects' revenue has not had a material impact on the Trust. The Maine Hydro Projects are "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. Therefore, the amount of the flow of the river or stream, along with other intangibles, has a much greater impact on revenues.

     The Maine Hydro Projects entered into a five year operating and maintenance agreement ("O&M Agreement") with CHI Energy, Inc. ("CHI") under which a subsidiary of CHI Energy manages and administers the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. To date no incentive fee has been earned. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreement had an initial five-year term, which was extended for another five-year term on June 30, 2001. The agreement can be extended for one more additional five-year term by mutual consent of the parties thereto.

     In 2003, RPM noticed that the reimbursements to CHI Energy for certain operating and maintenance expenses, such as labor, equipment and other items, was significantly higher than otherwise would be expected, given the size and operation of the Maine Hydro Projects. RPM initially noticed such higher reimbursements to CHI Energy because, among other things, they were higher than similar costs associated with RPM's operation of a group of hydroelectric facilities purchased by Power V and the Growth Fund from Synergics, Inc. Upon further investigation by RPM, along with outside counsel and other investigators, RPM became convinced that CHI Energy was billing the Maine Hydro Projects for labor not actually worked, over billing for time actually worked, billing at incorrect rates, charging for services and items that were not provided and charging for services and items not appropriately charged to the Maine Hydro Projects. RPM, as well as the Trust and Power V, believe that such action is in violation of the O&M Agreement. As a result, on January 28, 2004, the Maine Hydro Projects filed a Verified Complaint for Equitable Relief against CHI, its parent company, Enel, an Italian utility, and certain of its officers, employees and affiliates in the Superior Court of Kennebec County, Maine. The Maine Hydro Projects are seeking relief from the court related to a long-term fraudulent scheme perpetrated by the defendants to (a) bill for time not worked,
(b) overbill for time actually worked, (c) bill at incorrect rates, (d) charge for services and items that were not provided, and (e) charge for services and items not appropriately charged to the Maine Hydro Projects. The Maine Hydro Projects are seeking, among other things, for the court to preliminary and permanently enjoin the defendants from operating or otherwise occupying or possessing the Maine Hydro Projects, declaring that the OM&A Agreement is rescinded by virtue of the defendants' wrongful acts and awarding the Maine Hydro Projects their reasonable costs, expenses and fees in prosecuting the action. At this time, it is too early to determine what, if any, recovery the Maine Hydro Projects might have as a result of his suit.

     One Maine Hydro Project, the Pittsfield Hydro Project, is a signatory to the Kennebec Hydro Developers Group Agreement ("KHDG Agreement"), which was an agreement among many diverse parties with similarly diverse interests regarding development on the Kennebec and Sebasticook Rivers in the State of Maine. Signatories include not only hydro-electric developers, such as the Pittsfield Project, but also sate and federal government agencies as well as environmental groups ("Resource agencies"). According to the KHDG Agreement, owners of certain hydro-electric facilities, including the Pittsfield Project, are required by a certain date to install a "fish passage", which would allow a given number of certain species of fish adequate passage on the river and which must be approved by certain federal and state agencies and other organizations. Fish passages take several forms with varying degrees of expense to construct and maintain. Alternatives include fish pumps, fish ladders and fish elevators. Depending on the methodology used, the projected costs of a "fish passage" could be more than the economic value of the Pittsfield Project. RPM has been working, and will continue to work, with the Resource Agencies to develop a fish passage that will satisfy both the KHDG Agreement and the economics of the Pittsfield Project. However, no final plans for fish passage have been completed and submitted to the Resource Agencies for final approval. In addition, another hydro-electric owner with a fish passage obligation is seeking a postponement of one-year of its fish passage requirement, which, if granted, would likewise postpone Pittsfield's obligation for the same period of time.

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

     Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is wood chips, bark, tree limbs and tops and other forest related biomass. Both projects are QFs under PURPA. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc. ("ISO"), an independent, non-profit organization.

     Due to the high costs associated with their operation, the Maine Biomass Projects prior to the year 2002 operated sporadically, if at all, as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Maine Biomass Projects are shut down but are capable of being restarted on several days' advance notice. However, in 1997, the State of Massachusetts passed the Electric Restructuring Act, which, among other things, required that the State encourage the development and construction of renewable resources. The Act requires entities that sell electricity to end-use retail customers in Massachusetts to have in their electric portfolio a certain percentage of renewable resources. Such resources are termed RPS Attributes. Failure to have the required amount of renewable energy results in a payment to the state equal to $.005/kwh for every kwh of the deficiency. The Massachusetts Division of Energy Resources ("DOER") recently issued final regulations regarding the RPS Attributes ("RPS Regulations"). The RPS Regulations require that renewable electric generation facilities, such as the Maine Biomass Plants, qualify as such pursuant to and as required by the RPS Regulations. Both Maine Biomass Plants have qualified under the RPS Regulations. Because of the RPS Regulations, the Maine Biomass Plants can not only sell their electric energy, but also the RPS Attributes they generate as a result of their operations. Consequently, the energy generated by Indeck's West Enfield facility during 2003 also enabled West Enfield to sell an equivalent amount of RPS Attributes related to such energy generation. West Enfield sold its 2003 RPS Attributes pursuant to the agreement to sell RPS Attributes described in Item 1(c)(2)(i). Notwithstanding such agreement, the Indeck Jonesboro facility did not operate in 2003 because it needs both to have certain repairs made to it to and parts replaced that were taken and used in Indeck's West Enfield facility. Such repairs are being made and replacement parts purchased and the Trust and Power V anticipate that the Indeck Jonesboro facility will be fully operation in May of 2004.

     Despite the ability to produce and sell both energy and RPS Attributes, the availability of fuel remains an issue for Indeck Maine. The fuel used by both the West Enfield and Jonesboro facilities is essentially the by-products of the forestry industry that generally does not use the tree limbs, tops and stumps left after a tree has been harvested to use either as lumber or for paper. Trees generally are not harvested only to be used as fuel in a biomass fueled electric facility and, as a result, Indeck Maine's ability to obtain fuel depends to a large degree on the activities of the pulp and paper industry in Maine and whether they are actively harvesting trees and the nature of and need for their supply of wood. As a result of the recent economics of the pulp and paper industry, many paper producers let their inventory of wood deteriorate to very low levels. In addition, entities that previously had "chipped" the tree tops and limbs for use as biomass fuel have gone out of business or on to pursue other things. However, recently, economics have seemingly improved and many paper producers (who incidentally own the land upon which such trees are grown and harvested) are not only harvesting as much wood as possible for their operations but are also taking the parts of the trees that would otherwise go to the Maine Biomass Projects. In addition, there is now a shortage of people to "chip" the tree tops, limbs and stumps, although there is an abundance of trees to Maine that can be used for not only the paper mills but also for biomass fuel, if it could be harvested and chipped. In any event, RPM is continually working to improve the supply of biomass fuel to the Maine Biomass Projects including obtaining fuel from Canada and other places. In addition, RPM is investigating the possibility of entering the "tree chipping" business and procuring rights to a certain amount of acreage in an attempt to provide a more secure and reliable flow of a percentage of the needed fuel supply. There is no guarantee that RPM can accomplish this and the likelihood is that procuring sufficient supplies of biomass fuel will continue to be, as it has been in the past, a constant management issue.

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

     The  Santee  River  Facility  was  sold  in  bankruptcy  for  approximately
$3,500,000;  $2,400,000  in cash and  $1,000,000  in a note. A large part of the proceeds from the sale transaction went to pay the administrative expenses of the bankruptcy proceeding. Ultimately, the Trust received only $100,000 in 2002.

(3) Project Management and Operation.

     (i) Providence and Maine Hydro Projects. The Providence and Maine Hydro Projects are QFs under PURPA and have entered into long-term power purchase agreements ("Power Contracts") with their local electric distribution utilities. Under the Power Contracts for the Providence and Maine Hydro Projects, the local utilities are obligated to purchase the contractual output of the Projects at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied.

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

         (ii)  Maine Biomass plants

     The Maine Biomass Projects burn whole-tree wood chips. The price of wood waste fluctuates from time to time and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

     Although the Maine Biomass Projects are QFs, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity or to the ISO. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules.

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

(iii   General considerations

     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                                Calendar year
                                      2003           2002           2001
New England Power Company
  (Providence Project)                79.6%          90.8%          85.5%

     The financial statements of the Maine Hydro Projects and the Maine Biomass Projects are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues.

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

(iii) Potential Legislation and Regulation.

     All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act and the FPA, are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Trust.

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

Provi-     Providence,
 dence     Rhode       Leased    2020        4         10,000       Landfill
           Island                                                  gas-fired
                                                                  generation
                                                                    facility
Maine Hydro 14 sites
            in Maine   Owned     2078      24            n/a          Hydro-
                       by joint                                     electric
                       venture*                                   facilities

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


Item 3.  Legal Proceedings.

     On January 28, 2004, the Maine Hydro Projects filed a Verified Complaint for Equitable Relief against CHI, its parent company, Enel, an Italian utility, and certain of its officers, employees and affiliates in the Superior Court of Kennebec County, Maine. The Maine Hydro Projects are seeking relief from the court related to a long-term fraudulent scheme perpetrated by the defendants See, above Item 1(c)(2)(iii).

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

(b) Record Holders.

     As of the date of this Form 10-K, there are 1,050 record holders of Investor Shares.

(c)  Dividends

The Trust made distributions as follows for the years ended December 31, 2003 and 2002:
                                          Year ended December 31,
                                            2003          2002
Total distributions to Investors          $1,430,404    $476,802
Distributions per Investor Share          $    3,000    $  1,000
Distributions to Managing Shareholder     $   14,449    $  4,816

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


Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

Supplemental Information Schedule

Selected Financial Data         As of and for the years ended December 31,
                     2003        2002         2001       2000       1999

Sales             $9,073,524 $8,028,448  $8,101,624  $7,833,572 $7,548,229
Net loss            (205,801)(1,374,325) (1,964,120) (5,120,256)  (743,977)
                                                          (A)
Net assets
(shareholders'
  equity)          17,308,897 18,959,551 20,815,494  22,779,614  28,381,288
Investments in
 Plant and
 Equipment (net
 of depreciation)  10,444,035 11,304,567 12,116,141  12,912,980  13,831,689
Investment
 in Power
 Contract(net
 of
 amortization)      4,056,614  4,612,483  5,168,352   5,724,221   6,280,090
Total assets       26,030,774 27,633,401 30,382,545  33,254,452  39,455,324
Long-term
obligations                --    867,223  1,822,425   2,690,523   3,479,460
Per Share of
Trust Interest:
 Total Revenues       19,027      16,835     16,989      16,426      15,828
Net loss                (432)     (2,882)    (4,119)    (10,737)     (1,560)
                                                           (A)
Net asset value       36,296      39,757      43,649      47,767      59,514
Distributions
 to Investors          3,000       1,000          --       1,000       3,900

(A)Includes writedown of investment in Santee River of $4,062,413 ($8,519 per Investor Share).

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

     The Maine Biomass Projects sold electricity under short-term contracts during 1997. The Projects were shutdown and had minimal operations in 1998, 1999 and 2000. One project resumed full time operations on June 1, 2001 and sells electricity to the New England ISO on a month-to-month basis.

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

Results of Operations

The year ended December 31, 2003 compared to the year ended December 31, 2002.

     Total revenue increased $1,046,000 or 13%, to $9,074,000 in 2003 compared to $8,028,000 in 2002. The increase in revenue is a result of the failure of one of the Providence Project's engines in 2002, partially offset by a decrease in the 2003 revenues from the California Pumping projects due to the rainy weather experienced in Southern California and the reduced rates charged to customers. In addition, the Providence Project recorded revenue of $772,000 in 2003 for the transfer of renewable energy credits.

     Gross profit, which represents total revenues reduced by cost of sales, increased by $932,000, or 59%, to $2,521,000 in 2003 from $1,589,000. The increase in gross profit is the result of the $772,000 in renewable attribute revenue received in 2003 and the increase in Providence power generation revenue.

     General  and  administrative   expenses  increased  $92,000,   or  10%,  to
$1,013,000 in 2003 from $921,000 in 2002. The increase primarily reflects the increase in professional fees incurred in 2003.

     The decrease in the management fee from $624,000 in 2002 to $569,000 in 2003 reflects the lower net assets of the Trust.

     The Trust recognized $197,000 of other operating income in 2002, as a result of a business interruption insurance claim submitted by the Providence Project. In 2003, the Trust recorded $163,000 of other operating income as a result of the Providence Project submitting an insurance claim for the renewable attributes revenues it lost while experiencing an engine failure in 2002.

     The Trust recorded income from operations of $1,103,000 in 2003 compared to $240,000 in 2002, an increase of $863,000. The increase is primarily due to the increase in gross profit.

     The Trust recorded equity income of $174,000 from the Maine Hydro Projects in 2003, an increase of $298,000 from the equity loss of $124,000 recorded in 2002. The increase in income is attributable to the increase in rainfall and river flows in 2003.

     The Trust's equity loss from the Maine Biomass Projects in 2003 was $727,000 compared to $1,259,000 in 2002. The decrease in equity loss is attributable to the increase in renewable energy attributes revenue the Maine Biomass Projects received in 2003.

     The Trust received $216,000 of other operating income in 2002. The proceeds are from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000, and the sale of equipment in storage, which had been held for resale.

     The Trust's net loss decreased $1,168,000, or 85%, to $206,000 in 2003 from $1,374,000 in 2002 primarily reflecting the increase in operating income, the increase in equity income from the Maine Hydro Projects and the decrease in the equity loss from the Maine Biomass Projects.

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

Liquidity and Capital Resources

     In 2003 and 2002 the Trust's operating activities generated $3,503,000 and $390,000 of cash, respectively. The increase in cash flow is primarily due to the decrease in net loss and accounts receivable.

     In 2003 the Trust's investing activities provided $298,000 compared to a cash usage of $25,000 in 2002. The increase is primarily due to higher distributions from the Maine Hydro Projects in 2003.

     Cash used by financing activities were $3,084,000 in 2003 compared to $1,361,000 in 2002, an increase of $1,723,000. The increase is primarily attributable to the $676,000 of distributions to the minority interest in 2003 and the $1,445,000 of distributions paid to the shareholders in 2003. The Trust made distributions of $482,000 to its shareholders in 2002. The Trust did not make distributions to the minority interest in 2002.

     On June 26, 2003, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. On February 20, 2004, the Managing
Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration to June 30, 2005. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

     Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The Trust's significant long-term obligation is limited to a letter of credit of $99,000 issued by the Maine Hydro Projects which is collateralized by the Managing Shareholder's line of credit facility. The letter of credit expires in December 2004 and the Maine Hydro Projects and the Trust anticipate renewing them annually through 2008. The letters of credit are required as security under one of the Maine Hydro Project's Power Contracts.

     The Providence Project has secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

            2004     $867,000


     On February 13, 2004 the Providence Project made a payment of $813,257 to pay off its remaining debt. The final payment consisted of cash and the transfer of the balance in the Providence Projects' debt reserve fund at February 13, 2004.

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

                        December 31, 2003
                       Expected Maturity Date
                             2004
                           (U.S. $)

Bank Deposits and Certificates of Deposit     $ 772,000
Average interest rate                             1.04%



Item 8.  Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Report of Independent Accountants                      F-3
Consolidated Balance Sheets at December 31,
  2003 and 2002                                        F-4
Consolidated Statements of Operations for the
  three years ended December 31, 2003                  F-5
Consolidated Statements of Changes in Shareholders'
 Equity for the three years ended December 31, 2003    F-6
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2003                        F-7
Notes to Consolidated Financial Statements             F-8 to F-19

Financial Statements for Maine Hydro Projects
Financial Statements for Maine Biomass Projects

                      Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001

                        Report of Independent Accountants


Managing Shareholder and Shareholders'
Ridgewood Electric Power Trust IV



We have audited the accompanying consolidated balance sheet of Ridgewood Electric Power Trust IV and subsidiaries (the "Trust") as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.






/s/ Perelson Weiner, LLP

New York, NY
March 26, 2004

                        Report of Independent Accountants

To the Shareholders of
Ridgewood Electric Power Trust IV:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV and its subsidiaries (the "Trust") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
April 3, 2003

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                              December 31,
                                      ----------------------------
                                          2003            2002
                                      ------------    ------------
Assets:
Cash and cash equivalents .........   $    771,561    $     54,637
Debt reserve fund .................        756,928            --
Accounts receivable ...............        939,603       1,268,293
Due from affiliates ...............        715,405         267,586
Insurance claim receivable ........           --           258,900
Other assets ......................         76,817          90,285
                                      ------------    ------------
       Total current assets .......      3,260,314       1,939,701

Investments:
Maine Hydro Projects ..............      3,976,612       4,405,278
Maine Biomass Projects ............      3,469,735       3,896,576

Plant and equipment ...............     16,944,682      16,939,368
Accumulated depreciation ..........     (6,500,647)     (5,634,801)
                                      ------------    ------------
                                        10,444,035      11,304,567
                                      ------------    ------------

Electric power sales contract .....      8,338,040       8,338,040
Accumulated amortization ..........     (4,281,426)     (3,725,557)
                                      ------------    ------------
                                         4,056,614       4,612,483
                                      ------------    ------------

Spare parts inventory .............        823,464         724,615
Debt reserve fund .................           --           749,821
                                      ------------    ------------
        Total assets ..............   $ 26,030,774    $ 27,633,041
                                      ------------    ------------
Liabilities and
  Shareholders' Equity:
Liabilities:
Current maturities of
      long-term debt ..............   $    867,223    $    955,202
Accounts payable
    and accrued expenses ..........        494,922         182,724
Accrued fuel expense ..............         83,948         163,665
Due to affiliates .................      1,606,136         787,492
                                      ------------    ------------
         Total current liabilities       3,052,229       2,089,083
Loan payable,
    less current portion ..........           --           867,223
Minority interest in
   the Providence Project .........      5,669,648       5,717,184

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity
  (476.8875 investor shares
   issued and outstanding) ........     17,540,875      19,175,022
Managing shareholder's
   accumulated deficit
    (1 management share
   issued and outstanding) ........       (231,978)       (215,471)
                                      ------------    ------------
         Total shareholders' equity     17,308,897      18,959,551
                                      ------------    ------------
         Total liabilities and
           shareholders' equity ...   $ 26,030,774    $ 27,633,041
                                      ------------    ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                     2003           2002           2001
                                 ------------    -----------    -----------

Power generation revenue .....   $ 7,747,390    $ 7,476,004    $ 7,554,624
Renewable attribute revenue ..       772,370            ---            ---
Sublease income ..............       553,764        552,444        547,000
                                 ------------    -----------    -----------
         Total revenue .......     9,073,524      8,028,448      8,101,624

Cost of sales, including
   depreciation and
   amortization of $1,421,715,
    $1,416,682 and $1,421,689
    in 2003, 2002 and 2001 ...     6,552,402      6,439,761      6,420,085
                                 ------------    -----------    -----------
Gross profit .................     2,521,122      1,588,687      1,681,539
                                 ------------    -----------    -----------
General and
  administrative expenses ....     1,012,787        921,354      1,179,010
Management fee paid
 to the managing shareholder .       568,728        624,468        761,266
Other operating income .......      (162,991)      (197,284)           ---
                                 ------------    -----------    -----------
     Total other
       operating expenses ....     1,418,524      1,348,538      1,940,276
                                 ------------    -----------    -----------
Income (loss)
   from operations ...........     1,102,598        240,149       (258,737)
                                 ------------    -----------    -----------

Other income (expense):
   Interest income ...........         9,701         17,137         63,715
   Interest expense ..........      (129,829)      (224,811)      (355,802)
   Other income
    (expense), net ...........        (6,780)       216,401            ---
   Income (loss) from
     Maine Hydro Projects ....       174,171       (124,496)      (362,509)
   Loss from Maine
     Biomass Projects ........      (726,840)    (1,259,415)      (904,297)
                                 ------------    -----------    -----------
     Total other income
        (expense), net .......      (679,577)    (1,375,184)    (1,558,893)
                                 ------------    -----------    -----------
Income (loss)
   before minority interest ..       423,021     (1,135,035)    (1,817,630)

Minority interest
   in the earnings of the
   Providence Project ........      (628,822)      (239,290)      (146,490)
                                 ------------    -----------    -----------
Net loss .....................   $  (205,801)   $(1,374,325)   $(1,964,120)
                                 ------------    -----------    -----------







        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes In Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                          Managing
                        Shareholders     Shareholder       Total
                        ------------    ------------    ------------
Shareholders' equity
  (deficit),
 January 1, 2001 ...   $ 22,956,885    $   (177,271)   $ 22,779,614

Net loss
   for the year ....     (1,944,479)        (19,641)     (1,964,120)
                        ------------    ------------    ------------
Shareholders' equity
  (deficit),
 December 31, 2001 .     21,012,406        (196,912)     20,815,494

Cash distributions .       (476,802)         (4,816)       (481,618)

Net loss
  for the year .....     (1,360,582)        (13,743)     (1,374,325)
                        ------------    ------------    ------------
Shareholders' equity
  (deficit),
 December 31, 2002 .     19,175,022        (215,471)     18,959,551

Cash distributions .     (1,430,404)        (14,449)     (1,444,853)

Net loss
 for the year ......       (203,743)         (2,058)       (205,801)
                        ------------    ------------    ------------
Shareholders' equity
  (deficit),
 December 31, 2003 .   $ 17,540,875    $   (231,978)   $ 17,308,897
                        ------------    ------------    ------------
















        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                             Year Ended December 31,
                                    -----------------------------------------
                                        2003           2002           2001
                                    -----------    -----------    -----------
Cash flows from
    operating activities:
     Net loss ...................   $  (205,801)   $(1,374,325)   $(1,964,120)
                                    -----------    -----------    -----------
     Adjustments to reconcile
      net loss to net cash
      flows from operating
         activities:
     Depreciation and
        amortization ............     1,421,715      1,416,682      1,421,689
     Minority interest
      in earnings of the
      Providence Project ........       628,822        239,290        146,490
     Loss from unconsolidated
       Maine Biomass
        Projects ................       726,840      1,259,415        904,297
     (Income) loss from
         unconsolidated Maine
         Hydro Projects .........      (174,171)       124,496        362,509
     Changes in assets
         and liabilities:
       Decrease (increase)
          in accounts receivable,
            trade ...............       328,690       (643,541)        43,597
       (Increase) decrease
           in spare parts
           inventory ............       (98,849)       (53,846)        18,215
       Decrease (increase)
          in insurance claim
          receivable and
         other assets ...........       272,368       (295,525)         6,738
       Increase (decrease)
         in accounts payable and
         accrued  expenses ......       312,198        (39,809)       (16,420)
       (Decrease) increase
       in accrued fuel expense ..       (79,717)         2,695          9,098
       (Increase) decrease
         in due to/from
          affiliates, net .......       370,825       (245,225)      (151,287)
                                    -----------    -----------    -----------
         Total adjustments ......     3,708,721      1,764,632      2,744,926
                                    -----------    -----------    -----------
         Net cash provided
           by operating
           activities ...........     3,502,920        390,307        780,806
                                    -----------    -----------    -----------
Cash flows from
   investing activities:
     Investment in
       Maine Biomass Projects ...      (300,000)      (325,000)      (250,000)
     Distributions from
       Maine Hydro Projects .....       602,837        349,242        105,424
     Capital expenditures .......        (5,314)       (49,239)       (69,071)
                                    -----------    -----------    -----------
         Net cash provided by
          (used in) investing
           activities ...........       297,523        (24,997)      (213,647)
                                    -----------    -----------    -----------
Cash flows from
    financing activities:
     Cash distributions
       to shareholders ..........    (1,444,853)      (481,618)          --
     Payments to reduce
        long-term debt ..........      (955,202)      (868,098)      (788,937)
     Increase in
       debt reserve fund ........        (7,107)       (11,595)       (27,713)
     Cash distributions
       to minority interest .....      (676,357)          --         (356,732)
                                    -----------    -----------    -----------
         Net cash used in
          financing activities ..    (3,083,519)    (1,361,311)    (1,173,382)
                                    -----------    -----------    -----------
Net increase (decrease)
    in cash and cash
     equivalents ................       716,924       (996,001)      (606,223)
Cash and cash equivalents,
      beginning of year .........        54,637      1,050,638      1,656,861
                                    -----------    -----------    -----------
Cash and cash equivalents,
      end of year ...............   $   771,561    $    54,637    $ 1,050,638
                                    -----------    -----------    -----------






        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware business trust in September 1994. The managing shareholder of the Trust is Ridgewood Renewable Power LLC, formerly Ridgewood Power Corporation. The Trust began offering shares on February 6, 1995 and discontinued its offering of shares in March 1996. The Trust had no operations prior to the commencement of the share offering.

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

Christiana Bank & Trust Company, a Delaware trust company, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the managing shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

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

Use of estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

New Accounting Standards and Disclosures

SFAS 143
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.


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

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 with no material impact to the consolidated financial statements.

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective January 1, 2004 and is evaluating the effect, if any, on the impact to the 2004 consolidated financial statements.

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


Significant Account Policies

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less, to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with banks as of December 31, 2003, exceed insured limits by approximately $1,260,000.

Trade receivables
Trade receivables are recorded at invoice price and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which are 10 to 20 years with a weighted average of 20 years at December 31, 2003 and 2002, respectively. During 2003, 2002 and 2001, the Trust recorded depreciation expense of $865,846, $860,813 and $865,820, respectively.

Electric power sales contract
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contract and is being amortized over the life of the contract (15 years) on a straight-line basis. The electric power sales contract is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2003, 2002 and 2001, the Trust recorded amortization expense of $555,869 each year.

Spare Parts
Spare parts inventory, consisting of engine parts, are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

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

Renewable attribute revenue is derived from the sale of the renewable portfolio standard attributes ("RPS Attributes"). Qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. RPS Attributes have various classes, with each class assigned a limited life. Renewable attribute revenue is recorded in the month the attributes are produced as the Trust has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Interest income is recorded when earned.

Supplemental cash flow  information
Total interest paid during the years ended December 31, 2003, 2002 and 2001 was $129,829, $220,758 and $299,919, respectively.

Significant Customers and Suppliers
During 2003, 2002 and 2001, the Trust's largest customer, New England Power Corporation ("NEP"), accounted for 80%, 91% and 86%, respectively of total revenues respectively. During 2003, 2002 and 2001, the Trust purchased 100% of the Providence Project's gas supply from one supplier.

Income taxes
No provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2003 and 2002, the Trust's net assets had a tax basis of $21,620,973 and $23,944,896, respectively.

Reclassification
Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on income or loss.

3. Projects

Ridgewood Providence Power Partners, L.P. (known as the Providence Project)
In 1996, the Trust, through a subsidiary, Ridgewood Providence Power Partners, L.P., purchased substantially all of the net assets of Northeastern Landfill
Power Joint Venture. The assets acquired include a 13.8 megawatt capacity electrical generating station, located at the Central Landfill in Johnston, Rhode Island. The Providence Project includes nine reciprocating electric generator engines, which are fueled by methane gas produced by and collected from the landfill. The electricity generated is sold to New England Power Corporation under a long-term contract.

The purchase price was $15,533,021 in cash, including transaction costs. In addition, the Providence Project assumed the obligation to repay the remaining principal outstanding of $6,310,404 on the senior collateralized non-recourse notes payable. The acquisition of the Providence Project was accounted for as a purchase and the results of operations of the Providence Project have been included in the Trust's consolidated financial statements since the acquisition date. The purchase price was allocated to the net assets acquired, based on their respective fair values. Of the purchase price, $8,338,040 was allocated to the Electric Power Sales Contract and is being amortized over the life of the contract (15 years).

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

On January 17, 2003, the Providence Project received a "Statement of Qualification" from the Massachusetts Division of Energy Resources ("DOER") pursuant to the renewable portfolio standards ("RPS") adopted by Massachusetts. Since the Providence Project has become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

For the year ended December 31, 2003, the Providence Project recorded Renewable attribute revenue totaling $772,370.

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

Ridgewood Maine Hydro Partners, L.P. (known as the Maine Hydro Projects)
In 1996, Ridgewood Maine Hydro Partners, L.P. ("Ridgewood Hydro L.P.") was formed as a Delaware limited partnership and acquired 14 hydroelectric projects, located in Maine, from a subsidiary of Enel North America, Inc. (formerly CHI Energy, Inc.). The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs.

The Trust owns a 50% limited partnership interest in Ridgewood Hydro L.P. and 50% of the outstanding common stock of Ridgewood Maine Hydro Corporation, which is the sole general partner of Ridgewood Hydro L.P. The remaining 50% is owned by Ridgewood Electric Power Trust V ("Trust V"). Ridgewood Renewable Power LLC is also the managing shareholder of Trust V.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of Enel North America, Inc. (the "Enel Subsidiary') under an Operation, Maintenance and Administrative Agreement (the "OM&A Agreement") dated December 23, 1996. The OM&A Agreement requires the Enel Subsidiary to provide certain specified services to the Maine Hydro Projects. The Maine Hydro Projects pay the Enel Subsidiary a fixed fee for certain administration and management services and pays for certain operation, maintenance and other services at specified hourly rates for hours actually worked by Enel Subsidiary employees. The Maine Hydro Projects also pay the Enel Subsidiary for out-of-pocket expenses incurred in performing the services specified in the OM&A Agreement.

The fixed fee for administration and management services is adjusted on June 30th of each year for inflation. The Maine Hydro Projects recorded $356,754, $351,162 and $343,704 of expense for administration and management services under this arrangement during the periods ended December 31, 2003, 2002 and 2001, respectively. The Maine Hydro Projects also are subject to an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. No incentive fee was paid during the periods ended December 31, 2003, 2002 and 2001. The OM&A Agreement has a five-year term expiring on June 30, 2006 and can be renewed for one additional five-year term by mutual consent.

On January 28, 2004, the Maine Hydro Projects filed a Verified Complaint for Equitable Relief against the Enel Subsidiary and certain of its officers, employees and affiliates in the Superior Court of Kennebec County, Maine. The Maine Hydro Projects are seeking relief from the court related to a long-term fraudulent scheme perpetrated by the defendants to (a) bill for time not worked,
(b) overbill for time actually worked, (c) bill at incorrect rates, (d) charge for services and items that were not provided, and (e) charge for services and items not appropriately charged to the Maine Hydro Projects.

The Maine Hydro Projects are seeking, among other things, for the court to preliminary and permanently enjoin the defendants from operating or otherwise occupying or possessing the Maine Hydro Projects, declaring that the OM&A Agreement is rescinded by virtue of the defendants' wrongful acts and awarding the Maine Hydro Projects their reasonable costs, expenses and fees in prosecuting the action.

At this time, it is too early to determine what, if any, recovery the Maine Hydro Projects might have as a result of this suit.

Summarized financial information for the Maine Hydro Projects is as follows:


Balance Sheets
                            December 31, 2003   December 31, 2002
                            -----------------   -----------------
Current assets .........        $1,342,096        $  957,499
Non-current assets .....         7,716,774         8,518,141
                                ----------        ----------
Total assets ...........        $9,058,870        $9,475,640
                                ----------        ----------

Current liabilities ....        $1,105,647        $  665,086
Partners' equity .......         7,953,223         8,810,554
                                ----------        ----------
Total liabilities
     and equity ........        $9,058,870        $9,475,640
                                ----------        ----------

Trust share ............        $3,976,612        $4,405,278
                                ----------        ----------



Statements of Operations
                              For the Year Ended December 31,
                         -----------------------------------------
                             2003           2002           2001
                         -----------    -----------    -----------

Revenue ..............   $ 3,504,496    $ 3,144,471    $ 2,311,346
                         -----------    -----------    -----------
Operating expenses ...     3,261,775      3,442,764      3,049,927
Other (income) expense      (105,620)       (49,302)       (13,563)
                         -----------    -----------    -----------
Total expenses .......     3,156,155      3,393,462      3,036,364
                         -----------    -----------    -----------
Net income (loss) ....   $   348,341    $  (248,991)   $  (725,018)
                         -----------    -----------    -----------

Trust share ..........   $   174,171    $  (124,496)   $  (362,509)
                         -----------    -----------    -----------

The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five-year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract for three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. The Maine Hydro Projects is required to maintain a standby letter of credit totaling $99,250 under the long-term power purchase agreement, which is provided by and collateralized by Trust's managing shareholder's line of credit facility.

Indeck Maine Energy, L.L.C. (known as the Maine Biomass Projects)
In 1997, through a subsidiary, the Trust acquired a 25% preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 including transaction costs. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Eastport Project was shut down in January 1998. It is management's intent to restart the Eastport Project in the second quarter of 2004. The Penobscot facility resumed full time operation in June 2001.

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

In 2003,  2002 and 2001,  the Trust  loaned  $300,000,  $325,000  and  $250,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. The loans have been included in the carrying balance of the investment in the project. Trust V made identical loans to the Maine Biomass Projects. The other Maine Biomass Project member also loaned $600,000, $650,000 and $500,000 to the Maine Biomass Projects with the same terms in 2003, 2002 and 2001, respectively.

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

On July 8, 2002, the Trust received a "Statement of Qualification" from the Massachusetts Division of Energy Resources for the Eastport and Penobscot projects. As is the case with the Providence Project, the Division found that the Projects meet the eligibility requirements and therefore may market and sell renewable attributes associated with the electric generation of the Plants. For the years ended December 31, 2003 and 2002, the Maine Biomass Projects recorded attribute revenue totaling $4,500,337 and $2,008,488, respectively.






Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheets
                                       December 31,
                                --------------------------
                                    2003           2002
                                -----------    -----------

Current assets ..............   $   586,645    $ 1,217,126
Non-current assets ..........     3,661,852      3,598,162
                                -----------    -----------
Total assets ................   $ 4,248,497    $ 4,815,288
                                -----------    -----------

Current liabilities .........     3,160,596      3,485,662
Notes payable to members ....     8,301,000      7,101,000
Members' deficit ............    (7,213,099)    (5,771,374)
                                -----------    -----------
Total liabilities and deficit   $ 4,248,497    $ 4,815,288
                                -----------    -----------

Trust share .................   $ 3,469,735    $ 3,896,576
                                -----------    -----------


Statement of Operations

                        For the Year Ended December 31,
                 --------------------------------------------
                     2003            2002            2001
                 ------------    ------------    ------------
Revenue ......   $  9,593,035    $  7,246,435    $  5,587,507
                 ------------    ------------    ------------
Cost of
  sales ......     10,332,348       9,080,905       6,913,336
Other
  expenses ...        702,412         636,524         557,671
                 ------------    ------------    ------------
Total
    expenses .     11,034,760       9,717,429       7,471,007
                 ------------    ------------    ------------
Net loss .....   $ (1,441,725)   $ (2,470,994)   $ (1,883,500)
                 ------------    ------------    ------------

Trust share ..   $   (726,840)   $ (1,259,415)   $   (904,297)
                 ------------    ------------    ------------


4. Long-Term Debt

Following is a summary of long-term debt at December 31, 2003 and 2002:

                                         2003           2002
                                     -----------    -----------
Senior collateralized
  non-recourse notes payable ....   $   867,223    $ 1,822,425
Less - Current maturity .........      (867,223)      (955,202)
                                     -----------    -----------
Total long-term debt ............   $      --      $   867,223
                                     -----------    -----------

The collateralized non-recourse notes are due in monthly installments of $90,738, including interest at 9.6%. Although the final payment was due on October 15, 2004, the Providence Project made a payment of $813,257 on February 13, 2004 to pay off its remaining debt. The final payment consisted of cash and the transfer of the balance in the restricted cash debt reserve fund at February 13, 2004. The notes provided for additional interest equal to 5% of the annual net cash flow of the Providence Project, as defined. No additional interest was due for the years ended December 31, 2003, 2002 and 2001. The notes were collateralized by a leasehold mortgage on the Providence Project's landfill lease agreements and substantially all of the assets of the Providence Project. The loan agreement also provided for a cash funded debt reserve fund. At December 31, 2003 and 2002, the balance in the restricted cash debt reserve fund was $756,928 and $749,821, respectively. Additions and reductions to the reserve account are defined in the loan agreement. The loan agreement contained various covenants, including the maintenance of a specified debt service ratio.


5. Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying value of the Trust's cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value. The fair value of the letter of credit does not differ materially from its carrying value.

6. Electric Power Sales Contracts

The Providence Project is committed to sell all of the electricity it produces to New England Power Service Company ("NEP") for prices as specified in the Power Purchase Agreement. The prices are adjusted annually for changes in the Consumer Price Index, as defined. The NEP agreement expires in the year 2020 and can be terminated by either party under certain conditions in 2010. For the years ended December 31, 2003, 2002 and 2001, sales revenue under the NEP Power Purchase Agreement amounted to $7,226,823, $6,791,676 and $6,925,308, respectively.

7. Landfill Lease and Sublease

The Providence Project leases the Central Landfill, located in Johnston, Rhode Island from Rhode Island Solid Waste Management Corporation ("RISWMC"). The lease expires in 2020 and can be extended for an additional 10 years. This operating lease requires the Providence Project to pay a royalty equal to 15% of net revenues, as defined, for the first 15 years of the lease. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000 and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2003, 2002 and 2001 royalty expense relating to the RISWMC lease amounted to $1,069,192, $1,003,182 and $1,025,448, respectively. The royalty expense has been included in the cost of sales in the Consolidated Statements of Operations.

The Providence Project subleases the Central Landfill to Central Gas Limited Partnership ("Gasco"). Gasco operates and maintains the landfill gas collection system and supplies landfill gas to the Providence Project. The sublease agreement is effective through December 31, 2010 and provides for the following:

Sublease Income - Effective January 1, 2001, Gasco is to pay the Providence Project an annual amount equal to the product of $44,833, which is adjusted for inflation annually, times the assumed output capacity of each engine generator set in megawatts installed and operated by the joint venture. Income recorded under the sublease amounted to $553,764, $552,444 and $547,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Fuel Expense - The Providence Project agreed to purchase all the landfill gas produced by Gasco and pay on a monthly basis $.014788 per kilowatt hour for the first 4,000,000 kilowatt hours, $.005 per kilowatt hour for kilowatt hours in excess of 4,000,000 and $.05 per million BTU's of excess landfill gas. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2003, 2002 and 2001 amounted to $992,711, $941,605 and $937,731, respectively.

8. Transactions With Managing Shareholder and Affiliates

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder, the Trust pays the managing shareholder an annual management fee equal to 3% of the prior years net asset value of the Trust payable monthly upon the closing of the Trust. For the years ended December 31, 2003, 2002 and 2001, the Trust recorded an annual management fee to the managing shareholder of $568,728, $624,468 and $761,266, respectively. For 2003 the Trust paid $270,353 of the 2003 management fee to the managing shareholder and the remaining $298,375 has been accrued and included in Accounts payable and accrued expenses.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been incurred through December 31, 2003.

The managing shareholder and affiliates own two investor shares with a cost of $133,000. The Trust granted the managing shareholder a single Management Share representing the managing shareholder's management rights and rights to distributions of cash flow.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the Trust's power generation projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2003, 2002 and 2001, Ridgewood Management charged the (i) Providence Project $451,626, $570,159 and $538,262, respectively, (ii) California Pumping Project $19,698, $19,297 and $71,841, respectively, and (iii) Maine Biomass Projects $253,632, $310,607 and $205,120, respectively. During the periods ended December 31, 2003, 2002 and 2001, Ridgewood Management did not charge any amounts to the Maine Hydro Projects.

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2003 and 2002, the Trust had outstanding payables and receivables, with the following affiliates:




                                          As of December 31,
                                   Due To                   Due From
                          -------------------------------------------------
                               2003         2002         2003         2002
                          -----------------------   -----------------------
Ridgewood Management ..   $   42,006   $  242,077   $     --     $     --
Trust III .............      569,463         --           --        266,895
Trust V ...............         --           --         71,000         --
Ridgewood Power .......      674,921      324,981         --           --
Maine Hydro ...........         --        199,687      644,405         --
Maine Biomass .........      298,309         --           --            691
Other affiliates ......       21,437       20,747         --           --
                          ----------   ----------   ----------   ----------
Total .................   $1,606,136   $  787,492   $  715,405   $  267,586
                          ==========   ==========   ==========   ==========


9. Insurance Claim

During the first quarter of 2002, the Providence Project experienced the failure of one of its engines. The project submitted a claim with its insurance carrier for the replacement of the engine and lost profits as a result of the business interruption it experienced. For the years ended December 31, 2003 and 2002, the Trust had recorded claims of $162,991 and $197,284, respectively, as other operating income. The Trust received the proceeds from its insurance claims in the first and third quarters of 2003.

10. Other Income

In 2002 the Trust received $100,000 from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000, and $100,000 from the sale of obsolete equipment from the California Pumping project. The proceeds received have been recorded as other income in the 2002 consolidated statements of operations.

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

The financial data for business segments are as follows:


                                     Wholesale
                      ---------------------------------------
                          2003          2002          2001
                      -----------   -----------   -----------
Revenue ...........   $ 8,552,957   $ 7,344,120   $ 7,472,308
Depreciation and
  amortization ....     1,359,033     1,354,476     1,349,003
Operating income ..     1,719,615       858,416       834,114
Total assets ......    17,780,418    18,649,850    19,786,395
Capital
  expenditures ....         5,314        44,239        45,104




                                      Retail
                      ---------------------------------------
                          2003          2002          2001
                      ---------     -----------   -----------

Revenue ...........   $ 520,567     $   684,328   $   629,316
Depreciation and
  amortization ....      62,682          62,206        72,686
Operating
  income (loss) ...     (11,949)        123,279        41,816
Total assets ......     320,111         355,701       404,749
Capital
   expenditures ...        --             5,000        23,967




                                      Corporate
                      ---------------------------------------
                          2003          2002          2001
                      ---------     -----------   -----------

Revenue ...........   $    --       $      --     $      --
Depreciation and
  amortization ....        --              --            --
Operating
    loss ..........    (605,068)       (544,262)   (1,134,667)
Total assets ......   7,930,245       8,627,850    10,191,401
Capital
   expenditures ...        --              --            --




                                        Total
                      ----------------------------------------
                          2003           2002          2001
                      -----------   ------------  ------------

Revenue ...........   $ 9,073,524   $  8,028,448  $  8,101,624
Depreciation and
  amortization ....     1,421,715      1,416,682     1,421,689
Operating
   income (loss) ..     1,102,598        240,149      (258,737)
Total assets ......    26,030,774     27,633,401    30,382,545
Capital
   expenditures ...         5,314         49,239        69,071

B. Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data for the years ended December 31, 2003 and
2002.


                                               2003
                        --------------------------------------------------------
                           First         Second        Third          Fourth
                          Quarter        Quarter       Quarter        Quarter
                        -----------    -----------   -----------    ------------
Revenue .............   $ 2,373,000    $ 2,058,000   $ 2,104,000    $ 2,539,000
Income (loss) from
 operations .........       442,000        119,000        66,000        476,000
Net income (loss) ...       (42,000)       688,000      (610,000)      (242,000)



                                                 2002
                        --------------------------------------------------------
                           First         Second         Third         Fourth
                          Quarter        Quarter        Quarter       Quarter
                        -----------    -----------    -----------   ------------
Revenue .............   $ 1,977,000    $ 1,954,000    $ 2,041,000   $ 2,056,000
Income (loss) from
 operations .........       (92,000)        29,000         70,000       233,000
Net income (loss) ...      (401,000)      (137,000)       202,000    (1,038,000)



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Trust dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Trust's Current Report on Form 8-K dated January 20, 2004, incorporated herein by reference. There were no disagreements with PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 or for the interim period through January 20, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A.  Controls and Procedures

     Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

     The term "disclosure controls and procedures" is defined in Rule 13a-15(e) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.

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

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the eight trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing
Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 57, has also served as Chief Executive Officer of the Trust since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II, III and IV venture capital funds (collectively "Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Randall Holmes, age 56, has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to that, he served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York. Mr. Holmes was also President of the Pepsi-Cola Operating Company of
Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies. He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Trust, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Operating Officer.

     Robert L. Gold, age 45, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Daniel V. Gulino, age 43, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, Other Power Trusts and the Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 39, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts, and the Ridgewood LLCs since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

     Mary Lou Olin, age 51, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts and the Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Corporate Trustee of the Trust is Christiana Bank & Trust Company. Legal title to Trust property is now and in the future will be in the name of the Trust. Christiana is also a trustee of Other Power Trusts. The principal office of Christiana Bank is 1314 King Street, Wilmington, DE 19801.

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

(f)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 2003.

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

     The executive officers of RPM are the same as for the Managing Shareholder as set forth above.

(h). Code of Ethics. The Managing Shareholder has adopted a Code of Ethics in March 2004 for itself, the Trust, Other Power Trusts, Ridgewood LLCs and affiliates. The Code of Ethics is attached hereto as Exhibit 10J.

Item 11.  Executive Compensation.

     The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

     Christiana, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

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

     The Trust paid fees to the Managing Shareholder and its affiliates as follows:



                        2003       2002         2001       2000        1999

Managing
Shareholder           $568,728   $624,468     $761,266   $348,202    $467,268

RPM Cost             6,273,303  6,136,690    5,167,250  5,685,821   5,496,826
Reimbursement

     The management fee, payable monthly under the Management Agreement at the annual rate of 3% of the Trust's prior year net asset value, began on the date the first Project was acquired and compensates the Managing Shareholder for certain management, administrative and advisory services for the Trust. In addition to the foregoing, the Trust reimbursed the Managing Shareholder at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for payroll and other costs of operation of the Providence and California Pumping Projects. Beginning in 1996, these reimbursements were paid to RPM. The reimbursements to RPM, which do not exceed its actual costs and allocable overhead, are described at Item 10(g) - Directors and Executive Officers of the Registrant -- RPM.

     Other  information in response to this item is reported in response to Item
11. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate audit fees billed for professional services rendered by Perelson Weiner LLP for the audit of the Company's annual financial statements for the year ended December 31, 2003 were approximately $16,000. The aggregate audit fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements and financial statements included in the Company's Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 were approximately $18,000 each.


     Tax Fees

     The aggregate fees billed for all tax services rendered by Perelson Weiner LLP for the year ended December 31, 2003 were approximately $27,000. There were no tax services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002. Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

     Audit Related Fees

     None.


     All Other Fees

     None.



PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     The Registrant filed a Form 8-K with the Commission on January 20, 2004 indicating that the Trust changed its Certifying Accountants by dismissing PrcewaterhouseCoopers LLP and engaging Perselson Weiner LLP.

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

     10J. Code of Ethics, adopted March 1, 2004.

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

By:/s/ Robert E. Swanson    Chief Executive Officer           April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    Chief Executive Officer           April 14, 2004
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                April 14, 2004
Christopher Naunton   Chief Financial Officer

RIDGEWOOD RENEWABLE POWER LLC  Managing Shareholder           April 14, 2004
By:/s/ Robert E. Swanson    Chief Executive Officer
Robert E. Swanson

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Robert E. Swanson
------------------------
Robert E. Swanson
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report is being prepared;

           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Annual Report based on such evaluation; and

           (c) Disclosed in the Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: April 14, 2004
/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer