Form 10-Q
period 2004-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2004-10-15
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

                         Commission file Number 0-25430

                       RIDGEWOOD ELECTRIC POWER TRUST IV
            (Exact name of registrant as specified in its charter.)

                Delaware                               22-3324608
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

   1314 King Street, Wilmington, Delaware                          19801
   -------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                 March 31, 2004

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets(unaudited)
------------------------------------------------------------------------------

                                                    March 31,       December 31,
                                                       2004             2003
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $    625,484    $    771,561
Accounts receivable ............................      1,445,146         939,603
Debt reserve fund ..............................           --           756,928
Due from affiliates ............................        529,691         715,405
Other assets ...................................        109,154          76,817
                                                   ------------    ------------
                Total current assets ...........      2,709,475       3,260,314

Investments:
Maine Hydro Projects ...........................      4,032,686       3,976,612
Maine Biomass Projects .........................      2,859,878       3,469,735

Plant and equipment ............................     16,953,175      16,944,682
Accumulated depreciation .......................     (6,712,735)     (6,500,647)
                                                   ------------    ------------
                                                     10,240,440      10,444,035
                                                   ------------    ------------

Electric power sales contract ..................      8,338,040       8,338,040
Accumulated amortization .......................     (4,420,367)     (4,281,426)
                                                   ------------    ------------
                                                      3,917,673       4,056,614
                                                   ------------    ------------

Spare parts inventory ..........................        823,464         823,464
Deposit ........................................         75,000            --
                                                   ------------    ------------

       Total assets ............................   $ 24,658,616    $ 26,030,774
                                                   ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ...........   $       --      $    867,223
Accounts payable and accrued expenses ..........        855,878         578,870
Due to affiliates ..............................      1,083,762       1,606,136
                                                   ------------    ------------
      Total current liabilities ................      1,939,640       3,052,229

Minority interest in the Providence Project ....      5,938,861       5,669,648

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ................     17,017,381      17,540,875
Managing shareholder's accumulated deficit
(1 management share issued and outstanding) ....       (237,266)       (231,978)
                                                   ------------    ------------
      Total shareholders' equity ...............     16,780,115      17,308,897
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 24,658,616    $ 26,030,774
                                                   ------------    ------------


         See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations(unaudited)
------------------------------------------------------------------------------

                                                Three Months Ended
                                            --------------------------
                                             March 31,       March 31,
                                                2004           2003
                                            -----------    -----------

Power generation revenue ................   $ 1,957,806    $ 1,897,948
Renewable attribute revenue .............     1,152,461        336,570
Sublease income .........................       138,180        138,441
                                            -----------    -----------
            Total revenue ...............     3,248,447      2,372,959

Cost of sales, including
 depreciation and amortization
 of $351,029 and $349,580
 in 2004 and 2003 .......................     2,278,062      1,598,370
                                            -----------    -----------

Gross profit ............................       970,385        774,589
                                            -----------    -----------

General and administrative expenses .....       288,555        190,150
Management fee ..........................       129,816        142,017
                                            -----------    -----------
           Total other operating expenses       418,371        332,167
                                            -----------    -----------

Income from operations ..................       552,014        442,422
                                            -----------    -----------

Other income (expense):
         Interest income ................           804          2,096
         Interest expense ...............       (13,887)       (41,906)
         Other (expense) income, net ....        (3,909)        (3,433)
         Income (loss) from
          Maine Hydro Projects ..........        56,074        (57,511)
         Loss from Maine Biomass Projects      (609,858)      (171,117)
                                            -----------    -----------
             Net other expense ..........      (570,776)      (271,871)
                                            -----------    -----------

(Loss) income before minority interest ..       (18,762)       170,551

Minority interest in the earnings of the
  Providence Project ....................      (269,212)      (212,341)
                                            -----------    -----------

   Net loss .............................   $  (287,974)   $   (41,790)
                                            -----------    -----------















        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                                    Managing
                                  Shareholders     Shareholder        Total
                                  ------------    -------------   -------------

Shareholders' equity (deficit),
 December 31, 2003 ............   $ 17,540,875    $   (231,978)   $ 17,308,897

Cash distributions ............       (238,400)         (2,408)       (240,808)

Net loss for the period .......       (285,094)         (2,880)       (287,974)
                                  ------------    ------------    ------------

Shareholders' equity (deficit),
 March 31, 2004 ...............   $ 17,017,381    $   (237,266)   $ 16,780,115
                                  ------------    ------------    ------------





























         See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)
-----------------------------------------------------------------------------

                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,     March 31,
                                                          2004           2003
                                                        ---------    ---------
Cash flows from operating activities:
     Net loss .......................................   $(287,974)   $ (41,790)
                                                        ---------    ---------
     Adjustments to reconcile net loss to
      net cash flows from operating
      activities:
      Depreciation and amortization .................     351,029      349,580
      Minority interest in earnings of
       the Providence Project .......................     269,212      212,341
      (Income) loss from unconsolidated
        Maine Hydro Projects ........................     (56,074)      57,511
      Loss from unconsolidated Maine Biomass Projects     609,858      171,117
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable .    (505,543)      34,745
         Decrease in insurance claim receivable .....        --        258,900
         (Increase) in other assets .................     (32,337)      (5,536)
         (Increase) in deposits .....................     (75,000)        --
         Increase (decrease) in accounts payable
          and accrued expenses ......................     277,008      (23,509)
         (Increase) in due to/from affiliates, net ..    (336,660)    (486,629)
                                                        ---------    ---------
                  Total adjustments .................     501,493      568,520
                                                        ---------    ---------
         Net cash provided by operating activities ..     213,519      526,730
                                                        ---------    ---------

Cash flows from investing activities:
     Capital expenditures ...........................      (8,493)        --
                                                        ---------    ---------
         Net cash used in investing activities ......      (8,493)        --
                                                        ---------    ---------

Cash flows from financing activities:
     Payments to reduce long-term debt ..............    (867,223)    (230,307)
     Decrease (increase) in restricted cash .........     756,928     (101,490)
     Cash distributions to shareholders .............    (240,808)    (240,808)
                                                        ---------    ---------
         Net cash used in financing activities ......    (351,103)    (572,605)
                                                        ---------    ---------

Net decrease in cash and cash equivalents ...........    (146,077)     (45,875)

Cash and cash equivalents, beginning of period ......     771,561       54,637
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $ 625,484    $   8,762
                                                        ---------    ---------





        See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and the limited partnerships owning the Providence Project and the California Pumping project. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Maine Biomass Projects, which are owned 50%or less by the Trust.

2.  Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                        March 31,   December 31,
                          2004         2003
                       ----------   ----------
Total assets .......   $8,600,412   $9,058,870
                       ----------   ----------

Stockholders' equity   $8,065,371   $7,953,223
                       ----------   ----------


Statement of Operations

                  Three Months Ended March 31,
                       2004        2003
                    ---------   ---------
Revenue .........   $ 878,000   $ 763,000
Operating expense     766,000     877,000
Net income (loss)     112,000    (114,000)


Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                     March 31,    December 31,
                       2004           2003
                   -----------    -----------
Total assets ...   $ 5,593,219    $ 4,248,497
                   -----------    -----------

Members' deficit   $(8,432,814)   $(7,213,099)
                   -----------    -----------

Statement of Operations

                Three Months Ended March 31,
                    2004           2003
                -----------    -----------
Revenue .....   $ 1,883,000    $ 2,182,000
Cost of sales     2,719,000      2,247,000
Other expense       384,000        277,000
Net loss ....    (1,220,000)      (342,000)


3.   New Accounting Standards and Disclosures

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

FIN 46
In December 2003, the FASB issued FASB  Interpretation No. 46, (Revised December
2003) "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust implemented the full provisions of FIN 46 effective January 1, 2004, with no material impact on the consolidated financial statements.

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

4. Long-term Debt

On February 13, 2004, the Providence Project made a payment of $813,257 to pay off the remaining balance of its collateralized non-recourse notes. The final payment consisted of $90,738 in cash and the transfer of the $722,519 in the restricted cash debt reserve fund at February 13, 2004.

5. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At March 31, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:


                            Due From                    Due To
                     -----------------------   -----------------------
                      March 31,  December 31,   March 31,  December 31,
                        2004         2003         2004         2003
                     ----------   ----------   ----------   ----------
Ridgewood Power
 Management LLC ..   $     --     $     --     $  281,924   $   42,006
Ridgewood Electric
 Power Trust III .         --           --         19,881      569,463
Ridgewood Power ..         --           --        669,719      674,921
Maine Hydro ......         --        644,405       92,595         --
Maine Biomass ....      458,691         --           --        298,309
Other affiliates .       71,000       71,000       19,643       21,437
                     ----------   ----------   ----------   ----------
        Total ....   $  529,691   $  715,405   $1,083,762   $1,606,136
                     ==========   ==========   ==========   ==========


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

The financial data for business segments are as follows:


                                              Wholesale
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2004                    2003
                             --------------------    --------------------

Revenue                              $3,156,112              $2,286,533
Depreciation and
  amortization                          335,358                 335,358
Operating income                        767,179                 634,684
Total assets                         17,600,229              18,899,965
Capital expenditures                      8,493                     ---


                                                 Retail
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                                 $92,335            $86,426
Depreciation and
  amortization                           15,671             14,222
Operating income (loss)                 (32,553)           (21,494)
Total assets                            296,206            348,961
Capital expenditures                        ---                ---


                                                Corporate
                             ----------------------------------------------
                                 For the Three Months Ended March 31,
                             ----------------------------------------------
                                    2004                   2003
                             --------------------    -----------------

Revenue                                $    ---          $    ---
Depreciation and
  amortization                              ---               ---
Operating loss                         (182,612)         (170,768)
Total assets                          6,762,181         7,813,725
Capital expenditures                        ---              ---


                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2004                  2003
                             --------------------    ---------------

Revenue                              $3,248,447         $2,372,959
Depreciation and
  amortization                          351,029            349,580
Operating income (loss)                 552,014            442,422
Total assets                         24,658,616         27,062,651
Capital expenditures                      8,493                ---


7. Subsequent Events

Maine Hydro Projects
On January 28, 2004, Ridgewood Maine Hydro Partners L.P. ("Ridgewood Maine Hydro") (a/k/a Maine Hydro Projects) filed a complaint against CHI Operations, Inc. and certain of its officers, employees and affiliates (collectively the "Defendants") in the Superior Court of Kennebec County, Maine. Ridgewood Maine Hydro was seeking relief from the court related to a long-term fraudulent scheme perpetrated by the Defendants related to charges under an Operation, Maintenance and Administration Agreement (the "OM&A Agreement") dated December 23, 1996.

On April 30, 2004, Ridgewood Maine Hydro and the Defendants agreed to a settlement of the dispute. As a result of the settlement, (a) the OM&A Agreement was terminated on April 30, 2004 without further obligation or liability, (b) Defendants paid $500,000 to Ridgewood Maine Hydro, and (c) invoices totaling approximately $500,000 due from Ridgewood Maine Hydro to Defendants for services rendered under the OM&A Agreement were cancelled.

On April 30, 2004, Ridgewood Power Management LLC ("Ridgewood Management"), an affiliate of the Managing Shareholder of the Trust, began operating the projects under an operating agreement with Ridgewood Maine Hydro. Under the operating agreement, Ridgewood Management will charge the Ridgewood Maine Hydro at its cost for these services and for the allocable amount of certain overhead items.

Maine Biomass Projects
On August 6, 2004, Indeck Maine Energy LLC entered into a $6,000,0000 Mortgage Loan Agreement with Commerce Bank/North. The loan requires the payment of interest only during the period of September 1, 2004 through November 30, 2004. Interest for this period will bear interest at a variable rate equal to the Prime rate plus 1%. On December 1, 2004, the loan shall convert to a term loan and will bear interest based on the Five Year Treasury Bill rate as of November 24, 2004 plus 275 basis points. Monthly principal payments of $100,000 will commence on December 1, 2004 and will be paid with interest through December 1, 2009.

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Total revenue for the first quarter of 2004 was $3,248,000, compared to $2,373,000 for the first quarter of 2003. The increase in total revenue is primarily attributable to the $815,000 increase in renewable attribute revenue from the Providence Project. In addition to its 2003 qualification status in the State of Massachusetts energy market, the Providence Project began to sell its energy attributes in the Connecticut energy market in the first quarter of 2004.

Gross profit increased $195,000 to $970,000 for the first three months of 2004. The increase is a result of the increase in renewable attribute revenue, partially offset by the higher maintenance expenses incurred by the Providence Project in the current year.

General and administrative expenses increased $99,000 to $289,000 for the first quarter of 2004. The management fee decreased from $142,000 in the first quarter of 2003 to $130,000 in the same period in 2004 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $28,000 from $42,000 in the first quarter of 2003 to $14,000 in the first quarter of 2004 as a result of the Providence Project paying off the balance of its debt in the first quarter of 2004.

Equity income from the Maine Hydro Projects increased $114,000 from a loss of $58,000 for the first three months of 2003 to income of $56,000 for the first three months of 2004. The increase is due to the higher output achieved as a result the increase in precipitation and the lower operating expenses incurred in the first quarter of 2004.

The equity loss from the Maine Biomass Projects increased from $171,000 in the first quarter of 2003 to $610,000 in the same period in 2004. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the idle Eastport plant.


Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $214,000 as compared to $527,000 for the three months ended March 31, 2003. The decrease in cash flow from operating activities is primarily the result of the increase in accounts receivable in 2004 and the absence of the proceeds received in the first quarter of 2003 from a 2002 insurance claim.

Cash used in investing activities was zero for the first quarter of 2003 as compared to $8,000 used in the purchase of machinery and equipment in the first quarter of 2004.

Cash used in financing activities for the first three months of 2004 was $351,000 as compared to $573,000 for the first three months of 2003. The decrease in cash flow used in financing activities is due to the Trust transferring the restricted debt reserve fund to pay off the remaining principal balance of long-term debt.

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

The Trust has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any distributions declared for the next twelve months.

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




                          RIDGEWOOD ELECTRIC POWER TRUST IV
                                    Registrant

October 14, 2004              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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



Date: October 14, 2004

/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

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

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) Disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and senior management:

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


Date: October 14, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer