Form 10-Q
period 2004-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2004-10-15
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                         Commission file Number 0-25430

                        RIDGEWOOD ELECTRIC POWER TRUST IV
            (Exact name of registrant as specified in its charter.)

             Delaware                                   22-3324608
            ---------                                   ----------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

   1314 King Street, Wilmington, Delaware                       19801
   -----------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                                  June 30, 2004

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)
------------------------------------------------------------------------------

                                                     June 30,      December 31,
                                                       2004            2003
                                                  ------------    -------------
Assets:
Cash and cash equivalents .....................   $    354,128    $    771,561
Accounts receivable ...........................      2,041,822         939,603
Debt reserve fund .............................           --           756,928
Due from affiliates ...........................        501,455         715,405
Other assets ..................................         70,257          76,817
                                                  ------------    ------------
            Total current assets ..............      2,967,662       3,260,314

Investments:
Maine Hydro Projects ..........................      4,655,602       3,976,612
Maine Biomass Projects ........................      2,881,286       3,469,735

Plant and equipment ...........................     16,980,840      16,944,682
Accumulated depreciation ......................     (6,924,797)     (6,500,647)
                                                  ------------    ------------
                                                    10,056,043      10,444,035
                                                  ------------    ------------

Electric power sales contract .................      8,338,040       8,338,040
Accumulated amortization ......................     (4,559,333)     (4,281,426)
                                                  ------------    ------------
                                                     3,778,707       4,056,614
                                                  ------------    ------------

Spare parts inventory .........................        823,464         823,464
Deposit .......................................        150,000            --
                                                  ------------    ------------

        Total assets ..........................   $ 25,312,764    $ 26,030,774
                                                  ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ..........   $       --      $    867,223
Accounts payable and accrued expenses .........        848,251         578,870
Due to affiliates .............................      1,384,649       1,606,136
                                                  ------------    ------------
      Total current liabilities ...............      2,232,900       3,052,229

Minority interest in the Providence Project ...      6,153,907       5,669,648

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
 shares issued and outstanding) ...............     17,161,764      17,540,875
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ..       (235,807)       (231,978)
                                                  ------------    ------------
     Total shareholders' equity ...............     16,925,957      17,308,897
                                                  ------------    ------------

     Total liabilities and shareholders' equity   $ 25,312,764    $ 26,030,774
                                                  ------------    ------------


      See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Operations (unaudited)
------------------------------------------------------------------------------

                              Six Months Ended             Three Months Ended
                         --------------------------    -------------------------
                           June 30,      June 30,       June 30,       June 30,
                             2004          2003           2004            2003
                         -----------    -----------    ----------     ----------

Net sales ..........   $ 3,985,013    $ 3,784,253    $ 2,027,207    $ 1,919,692
Renewable
 attribute
 revenue ...........     2,178,639        369,957      1,026,178         33,387
Sublease income ....       288,432        276,882        150,252        138,441
                       -----------    -----------    -----------    -----------
  Total revenues ...     6,452,084      4,431,092      3,203,637      2,058,133

Cost of sales ......     4,752,973      3,205,857      2,474,911      1,607,487
                       -----------    -----------    -----------    -----------

Gross profit .......     1,699,111      1,225,235        728,726        450,646
                       -----------    -----------    -----------    -----------

General and
 administrative
 expenses ..........       428,214        379,189        139,659        189,039
Management fee .....       259,633        284,393        129,817        142,376
                       -----------    -----------    -----------    -----------
   Total other
    operating
    expenses .......       687,847        663,582        269,476        331,415
                       -----------    -----------    -----------    -----------

Income from
 operations ........     1,011,264        561,653        459,250        119,231
                       -----------    -----------    -----------    -----------

Other income
 (expense):
  Interest income ..           804          4,718           --            2,622
  Interest expense .       (13,887)       (78,239)          --          (36,333)
  Other income
   (expense), net ..        (5,786)        (5,429)        (1,877)        (1,996)
  Income from Maine
   Hydro Projects ..       678,990        210,376        622,916        267,887
  Income(loss) from
   Maine Biomass
   Projects ........    (1,088,449)       247,162       (478,591)       418,279
                       -----------    -----------    -----------    -----------
    Net other
     income(loss) ..      (428,328)       378,588        142,448        650,459
                       -----------    -----------    -----------    -----------

Income before
 minority interest .       582,936        940,241        601,698        769,690

Minority interest
 in the earnings of
 the Providence
 Project ...........      (484,259)      (294,482)      (215,047)       (82,141)
                       -----------    -----------    -----------    -----------

Net income .........   $    98,677    $   645,759    $   386,651    $   687,549
                       -----------    -----------    -----------    -----------















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------



                                                    Managing
                                  Shareholders     Shareholder         Total
                                  ------------    -------------   --------------

Shareholders' equity (deficit),
 December 31, 2003 ............   $ 17,540,875    $   (231,978)   $ 17,308,897

Cash distributions ............       (476,801)         (4,816)       (481,617)

Net income for the period .....         97,690             987          98,677
                                  ------------    ------------    ------------
Shareholders' equity (deficit),
 June 30, 2004 ................   $ 17,161,764    $   (235,807)   $ 16,925,957
                                  ------------    ------------    ------------



























    See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Cash Flows (unaudited)
------------------------------------------------------------------------------


                                                          Six Months Ended
                                                   -----------------------------
                                                    June 30, 2004  June 30, 2003
                                                     -----------    -----------
Cash flows from operating activities:
     Net income ..................................   $    98,677    $   645,759
                                                     -----------    -----------
     Adjustments to reconcile net income to
      net cash flows from operating
      activities:
         Depreciation and amortization ...........       702,057        707,900
         Minority interest in earnings of
          the Providence Project .................       484,259        294,482
         Income from Maine Hydro Projects ........      (678,990)      (210,376)
         Loss (income) from Maine Biomass
          Projects ...............................     1,088,449       (247,162)
         Changes in assets and liabilities:
           (Increase) in accounts receivable .....    (1,102,219)       (24,618)
            Decrease in insurance claim receivable          --          258,900
            Decrease (increase) in due
             from affiliates .....................       213,950       (242,000)
           Decrease (increase) in other assets ...         6,560        (42,976)
           (Increase) in deposits ................      (150,000)          --
           Increase in accounts payable
            and accrued expenses .................       269,381        134,292
           (Decrease) increase in
            due to affiliates ....................      (221,487)       134,250
                                                     -----------    -----------
               Total adjustments .................       611,960        762,692
                                                     -----------    -----------
       Net cash provided by operating activities .       710,637      1,408,451
                                                     -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass Projects ........      (500,000)          --
     Capital expenditures ........................       (36,158)          --
                                                     -----------    -----------
       Net cash used in investing activities .....      (536,158)          --
                                                     -----------    -----------

Cash flows from financing activities:
     Payments to reduce long-term debt ...........      (867,223)      (466,185)
     Decrease (increase) in restricted cash ......       756,928       (103,366)
     Cash distributions to shareholders ..........      (481,617)      (722,423)
                                                     -----------    -----------
       Net cash used in financing activities .....      (591,912)    (1,291,974)
                                                     -----------    -----------

Net (decrease) increase in cash
  and cash equivalents ...........................      (417,433)       116,477

Cash and cash equivalents, beginning of year .....       771,561         54,637
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $   354,128    $   171,114
                                                     -----------    -----------







      See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust IV's (the "Trust") consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these consolidated financial statements.

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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                        June 30,    December 31,
                          2004          2003
                       ----------   ----------

Total assets .......   $9,936,056   $9,058,870
                       ----------   ----------

Stockholders' equity   $9,311,203   $7,953,223
                       ----------   ----------


Statement of Operations

                         Six Months Ended         Three Months Ended
                            June 30,                  June 30,
                       2004         2003         2004          2003
                    ----------   ----------   ----------   ----------
Revenue .........   $2,126,000   $2,134,000   $1,248,000   $1,371,000
Operating expense      768,000    1,713,000        2,000      836,000
Net income ......    1,358,000      421,000    1,246,000      535,000



Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:




Balance Sheet
                     June 30,      December 31,
                      2004            2003
                   -----------    -----------

Total assets ...   $ 6,891,706    $ 4,248,497
                   -----------    -----------

Members' deficit   $(9,389,997)   $(7,213,099)
                   -----------    -----------


Statement of Operations

                        Six Months Ended             Three Months Ended
                             June 30,                     June 30,
                        2004           2003          2004          2003
                    -----------    -----------   -----------   -----------
Revenue .........   $ 5,563,000    $ 5,778,000   $ 3,680,000   $ 3,596,000
Cost of sales ...     6,874,000      4,704,000     4,155,000     2,457,000
Other expense ...       866,000        580,000       482,000     2,303,000
Net income (loss)    (2,177,000)       494,000      (957,000)      836,000


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

5. Legal Settlement

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

6. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At June 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:



                             Due From                   Due To
                     ------------------------  -------------------------
                      June 30,    December 31,   June 30,  December 31,
                        2004         2003          2004         2003
                     ----------   ----------   ----------   ----------
Ridgewood Power
 Management LLC ..   $     --     $     --     $  108,528   $   42,006
Ridgewood Electric
 Power Trust III .      430,455         --           --        569,463
Ridgewood Power ..         --           --        664,855      674,921
Maine Hydro ......         --        644,405      539,595         --
Maine Biomass ....         --           --         41,309      298,309
Other affiliates .       71,000       71,000       30,362       21,437
                     ----------   ----------   ----------   ----------
        Total ....   $  501,455   $  715,405   $1,384,649   $1,606,136
                     ==========   ==========   ==========   ==========


7. Financial Information by Business Segment

The Trust's business segments were determined based on similarities in economic characteristics and customer base. The Trust's principal business segments consist of wholesale and retail.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:



                                      Wholesale Power Sales
                          Six Months Ended          Three Months Ended
                       -----------------------   -------------------------
                         June 30,    June 30,     June 30,      June 30,
                          2004         2003         2004          2003
                       ----------   ----------   ----------   -----------

Revenue ............   $6,180,900   $4,209,687   $3,024,788   $1,923,154
Depreciation and
 amortization ......      670,716      679,450      335,358      344,092
Operating income ...    1,369,553      899,638      602,374      264,954
Capital expenditures       36,158         --         27,665         --




                                         Retail Power Sales
                             Six Months Ended        Three Months Ended
                          ----------------------   ----------------------
                           June 30,     June 30,    June 30,     June 30,
                             2004         2003        2004         2003
                          ---------    ---------   ---------   ----------

Revenue ...............   $ 271,184    $ 221,405   $ 178,849   $ 134,979
Depreciation and
 amortization .........      31,341       28,450      15,670      14,228
Operating income (loss)     (15,437)       3,190      17,116      24,684
Capital expenditures ..        --           --          --          --






                                                 Corporate
                                  Six Months Ended         Three Months Ended
                             -------------------------   ----------------------
                              June 30,       June 30,     June 30,      June 30,
                                2004           2003         2004         2003
                             -----------   -----------   ---------    ---------

Revenue .....................   $   --      $    --       $   --       $   --
Depreciation and amortization       --           --           --           --
Operating loss ..............   (342,852)    (341,175)    (160,240)    (170,407)
Capital expenditures ........       --           --           --           --


                                            Total
                           Six Months Ended        Three Months Ended
                       -----------------------   -----------------------
                        June 30,     June 30,     June 30,     June 30,
                          2004         2003         2004         2003
                       ----------   ----------   ----------   ----------

Revenue ............   $6,452,084   $4,431,092   $3,203,637   $2,058,133
Depreciation and
 amortization ......      702,057      707,900      351,028      358,320
Operating income ...    1,011,264      561,653      459,250      119,231
Capital expenditures       36,158       --           27,665         --


8. Subsequent Event

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

Results of Operations

Three Months  Ended June 30,  2004,  Compared to the Three Months Ended June 30,
2003

Total revenue for the second quarter of 2004 was $3,204,000, compared to $2,058,000 for the second quarter of 2003. The increase in total revenue is primarily attributable to the $993,000 increase in renewable attribute revenue from the Providence Project. In addition to its 2003 qualification status in the State of Massachusetts energy market, the Providence Project began to sell its energy attributes in the Connecticut energy market in the first quarter of 2004.

Gross profit increased $278,000 to $729,000 for the second quarter of 2004. The increase is a result of the increase in renewable attribute revenue net of royalties, partially offset by the higher maintenance expenses incurred by the Providence Project in the current year.

General and administrative expenses decreased $49,000 to $140,000 for the second quarter of 2004. The management fee decreased from $142,000 in the second quarter of 2003 to $130,000 in the same period in 2004 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $36,000 in the second quarter of 2004 as a result of the Providence Project paying off the balance of its debt in the first quarter of 2004.

Equity income from the Maine Hydro Projects increased $355,000 to $623,000 for the second quarter of 2004. The increase in income is due to the lower operating expenses incurred in the current period as a result of the termination of a third party operation and maintenance agreement the Maine Hydro projects previously operated under. In addition to the termination of the operating and maintenance agreement, the Maine Hydro projects received $500,000 as part of the settlement of its legal complaint.

The equity loss from the Maine Biomass Projects increased $897,000 from income of $418,000 in the second quarter of 2003 to a loss of $479,000 for the same period in 2004. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the idle Eastport plant.


Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

Total revenue for the first six months of 2004 was $6,452,000, compared to $4,431,000 for the first six months of 2003. The increase in total revenue is primarily attributable to the $1,809,000 increase in renewable attribute revenue from the Providence Project. In addition to its 2003 qualification status in the State of Massachusetts energy market, the Providence Project began to sell its energy attributes in the Connecticut energy market as well in the first quarter of 2004.

Gross profit increased $474,000 to $1,699,000 for the first six months of 2004. This is a result of the increase in renewable attribute revenue net of royalties, partially offset by the higher maintenance expenses incurred by the Providence Project in the current year.

General and administrative expenses increased $49,000 to $428,000 for the first half of 2004. The management fee decreased from $284,000 in the first half of 2003 to $260,000 in the same period in 2004 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $64,000 from $78,000 in the first half of 2003 to $14,000 in the first half of 2004 as a result of the Providence Project paying off the balance of its debt in the first quarter of 2004.

Equity income from the Maine Hydro Projects increased $469,000 to $679,000 for the first six months of 2004. The increase in income is due to the lower operating expenses incurred in the current year as a result of the termination of a third party operation and maintenance agreement the Maine Hydro projects previously operated under. In addition to the termination of the operating and maintenance agreement, the Maine Hydro projects received $500,000 as part of the settlement of its legal complaint.

The equity loss from the Maine Biomass Projects increased $1,335,000 from income of $247,000 in the first half of 2003 to a loss of $1,088,000 for the same period in 2004. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the idle Eastport plant.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 was $711,000 as compared to $1,408,000 for the six months ended June 30, 2003. The decrease in cash flow from operating activities is primarily the result of the increase in accounts receivable in 2004, the net decrease in balances due to affiliates and the absence of the proceeds received in the first quarter of 2003 from a 2002 insurance claim.

Cash used in investing activities was zero for the first half of 2003 as compared to $36,000 used in the purchase of machinery and equipment and $500,000 invested in the Maine Biomass projects in the first half of 2004.

Cash used in financing activities for the first six months of 2004 was $592,000 as compared to $1,292,000 for the first six months of 2003. The decrease in cash flow used in financing activities is primarily due to the Trust transferring the restricted debt reserve fund to pay off the remaining principal balance of long-term debt. In addition, the distributions to shareholders decreased $240,000 in the current year.

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