Form 10-Q
period 2004-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2004-12-10
CIK 930364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

                         Commission file Number 0-25430

                       RIDGEWOOD ELECTRIC POWER TRUST IV
            (Exact name of registrant as specified in its charter.)

Delaware                                                       22-3324608
---------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1314 King Street, Wilmington, Delaware                      19801
-----------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

Item 1. Financial Statements














                        Ridgewood Electric Power Trust IV

                        Consolidated Financial Statements

                               September 30, 2004

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------

                                           September 30,   December 31,
                                               2004            2003
                                          -------------   -------------
Assets:
Cash and cash equivalents .............   $    839,411    $    771,561
Accounts receivable ...................      1,958,880         939,603
Debt reserve fund .....................           --           756,928
Due from affiliates ...................         51,108         715,405
Other assets ..........................        113,817          76,817
                                          ------------    ------------
            Total current assets ......      2,963,216       3,260,314

Investments:
Maine Hydro Projects ..................      4,529,567       3,976,612
Maine Biomass Projects ................      3,069,398       3,469,735

Plant and equipment ...................     16,980,727      16,944,682
Accumulated depreciation ..............     (7,136,860)     (6,500,647)
                                          ------------    ------------
                                             9,843,867      10,444,035
                                          ------------    ------------

Electric power sales contract .........      8,338,040       8,338,040
Accumulated amortization ..............     (4,698,299)     (4,281,426)
                                          ------------    ------------
                                             3,639,741       4,056,614
                                          ------------    ------------

Spare parts inventory .................        823,464         823,464
Deposit ...............................        225,000            --
                                          ------------    ------------

        Total assets ..................   $ 25,094,253    $ 26,030,774
                                          ------------    ------------

Liabilities and Shareholders' Equity:
Liabilities:
Current maturities of long-term debt ..   $       --      $    867,223
Accounts payable and accrued
  expenses ............................        585,344         578,870
Due to affiliates .....................      2,571,250       1,606,136
                                          ------------    ------------
         Total current liabilities ....      3,156,594       3,052,229

Minority interest in the Providence
  Project .............................      5,349,856       5,669,648

Commitments and contingencies

Shareholders' Equity:
Shareholders' equity (476.8875 investor
  shares issued and outstanding) ......     16,826,992      17,540,875
Managing shareholder's accumulated
  deficit (1 management share issued
  and outstanding) ....................       (239,189)       (231,978)
                                          ------------    ------------
         Total shareholders' equity ...     16,587,803      17,308,897
                                          ------------    ------------

         Total liabilities and
           shareholders' equity .......   $ 25,094,253    $ 26,030,774
                                          ------------    ------------


See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                             Nine Months Ended            Three Months Ended
                         --------------------------  ---------------------------
                         September 30, September 30, September 30, September 30,
                             2004          2003          2004           2003
                         ------------  ------------  ------------  -------------

Power generation
 revenue ..............   $ 5,975,033   $ 5,749,592   $ 1,990,020   $ 1,965,339
Renewable
 attribute revenue ....     3,160,157       369,957       981,518          --
Sublease income .......       429,816       415,323       141,384       138,441
                          -----------   -----------   -----------    -----------
  Total revenue .......     9,565,006     6,534,872     3,112,922     2,103,780

Cost of sales .........     6,557,234     4,820,724     1,804,261     1,614,867
                          -----------   -----------   -----------    -----------

Gross profit ..........     3,007,772     1,714,148     1,308,661       488,913
                          -----------   -----------   -----------    -----------

General and
 administrativ
 expenses .............       617,967       659,600       189,755       280,411
Management fee ........       389,448       426,590       129,815       142,197
                          -----------   -----------    -----------   -----------
   Total other
    operating expenses      1,007,415     1,086,190       319,570       422,608
                          -----------   -----------    -----------   -----------

Income from operations      2,000,357       627,958       989,091        66,305
                          -----------   -----------    -----------   -----------

Other income (expense):
  Interest income .....           804         8,001          --           3,283
  Interest expense ....       (13,888)     (108,865)         --         (30,627)
  Other income
   (expense), net .....         1,431       155,581         7,217       161,010
  Income (loss) from
   Maine Hydro Projects       552,955      (109,139)     (126,035)     (319,515)
  Loss from Maine
   Biomass Projects ...    (1,400,337)      (95,875)     (311,889)     (343,037)
                          -----------    -----------   -----------   -----------
     Total other
      expense, net ....      (859,035)      (150,297)    (430,707)     (528,886)
                          -----------    -----------   -----------   -----------

Income (loss) before
 minority interest ....     1,141,322        477,661      558,384      (462,581)

Minority interest in
 the earnings of the
 Providence Project ...      (899,186)      (442,362)    (414,925)     (147,880)
                          -----------    -----------   -----------   -----------

Net income (loss) .....   $   242,136    $    35,299   $   143,459  $  (610,461)
                          -----------    -----------   -----------   -----------











See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------



                                                   Managing
                                Shareholders      Shareholder         Total
                                ------------     ------------    ------------


Shareholders' equity
 (deficit), December 31, 2003    $ 17,540,875    $   (231,978)   $ 17,308,897

Cash distributions ...........       (953,598)         (9,632)       (963,230)

Net income for the period ....        239,715           2,421         242,136
                                 ------------    ------------    ------------

Shareholders' equity
 (deficit), September 30, 2004   $ 16,826,992    $   (239,189)   $ 16,587,803
                                 ------------    ------------    ------------

















          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                               Nine Months Ended
                                           --------------------------
                                           September 30,  September 30,
                                               2004           2003
                                           -----------    -----------
Cash flows from operating activities:
     Net income ........................   $   242,136    $    35,299
                                           -----------    -----------
     Adjustments to reconcile net
        income to net cash flows from
        operating activities:
         Depreciation and amortization .     1,053,086      1,053,086
         Minority interest in earnings
           of the Providence Project ...       899,186        442,362
         (Income) loss from Maine
           Hydro Projects ..............      (552,955)       109,139
         Loss from Maine Biomass
           Projects ....................     1,400,337         95,875
         Changes in assets and
         liabilities:
           Increase in accounts
             receivable, trade .........    (1,019,277)       (52,047)
           Decrease (increase) in
             due from affiliates .......       664,297        (72,826)
           Decrease in insurance
             claim receivable ..........          --          258,900
           Increase in other assets ....       (37,000)        (3,529)
           Increase in deposits ........      (225,000)          --
           Increase in accounts payable
             and accrued expenses ......         6,474        190,556
           Increase in due to affiliates       965,114        525,956
                                           -----------    -----------
               Total adjustments .......     3,154,262      2,547,472
                                           -----------    -----------
         Net cash provided by operating
           activities ..................     3,396,398      2,582,771
                                           -----------    -----------

Cash flows from investing activities:
     Investment in Maine Biomass
       Projects ........................    (1,000,000)      (300,000)
     Capital expenditures ..............       (36,045)          --
                                           -----------    -----------
         Net cash used in investing
           activities ..................    (1,036,045)      (300,000)
                                           -----------    -----------

Cash flows from financing activities:
     Payments to reduce long-term debt . (867,223) (707,772) Decrease (increase) in debt
       reserve fund ....................       756,928         (5,407)
     Cash distributions to minority
       interest ........................    (1,218,978)      (548,735)
     Cash distributions to
       shareholders ....................      (963,230)      (963,232)
                                           -----------    -----------
         Net cash used in financing
           activities ..................    (2,292,503)    (2,225,146)
                                           -----------    -----------

Net increase in cash and cash
  equivalents ..........................        67,850         57,625

Cash and cash equivalents,
  beginning of year ....................       771,561         54,637
                                           -----------    -----------

Cash and cash equivalents,
  end of period ........................    $  839,411     $  112,262
                                           -----------    -----------




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

2.  Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheets
                      September 30, December 31,
                          2004          2003
                       ----------   ----------

Total assets .......   $8,068,869   $9,058,870
                       ----------   ----------

Stockholders' equity   $9,059,134   $7,953,223
                       ----------   ----------


Statements of Operations

            Nine Months Ended September 30,  Three Months Ended September 30,
            -------------------------------  -------------------------------
                  2004          2003                2004           2003
                  ----          ----                ----           ----
Revenue ..   $ 2,575,000   $ 2,305,000         $   449,000    $   171,000
Operating
 expense .     1,469,000     2,523,000             701,000        810,000
Net income
 (loss) ..     1,106,000      (218,000)           (252,000)      (639,000)




Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:



Balance Sheets
                   September 30,    December 31,
                       2004            2003
                   ------------    ------------

Total assets ...   $ 11,845,808    $  4,248,497
                   ------------    ------------

Members' deficit   $(10,013,775)   $ (7,213,099)
                   ------------    ------------


Statements of Operations

              Nine Months Ended September 30,  Three Months Ended September 30,
              ------------------------------   -------------------------------
                    2004            2003             2004           2003
                    ----            ----             ----           ----
Revenue .....  $  9,212,000    $  7,820,000     $  3,649,000    $  2,042,000
Cost of sales    10,459,000       7,151,000        3,585,000       2,447,000
Other expense     1,554,000         861,000          688,000         281,000
Net loss ....    (2,801,000)       (192,000)        (624,000)       (686,000)




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

On August 6, 2004, Indeck Maine Energy LLC entered into a $6,000,0000 Mortgage Loan Agreement with Commerce Bank/North. The loan requires the payment of interest only during the period of September 1, 2004 through November 30, 2004. Interest for this period will be based on a variable rate equal to the prime rate plus 1%. On December 1, 2004, the loan shall convert to a term loan and will bear interest based on the five year Treasury Bill rate as of November 24, 2004 plus 275 basis points, but in no event will be less than 6.25%. Monthly principal payments of $100,000 will commence on January 1, 2005 and will be paid with interest through December 1, 2009. The loan is secured by the assets of Indeck Maine Energy, LLC.

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

6. Related Party Transactions

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At September 30, 2004 and December 31, 2003, the Trust had outstanding payables and receivables, with the following affiliates:



                              Due From                      Due To
                     ------------------------------------------------------
                     September 30, December 31,   September 30, December 31,
                         2004        2003             2004        2003
                     -------------------------    -------------------------
Ridgewood Power
 Management LLC ..   $   13,828   $     --         $     --     $   42,006
Ridgewood Electric
 Power Trust III .         --           --            339,158      569,463
Ridgewood Power ..         --           --          1,030,886      674,921
Maine Hydro ......         --        644,405          905,395         --
Maine Biomass ....         --           --            234,309      298,309
Other affiliates .       37,280       71,000           61,502       21,437
                     ----------   ----------       ----------   ----------
        Total ....   $   51,108   $  715,405       $2,571,250   $1,606,136
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

The financial data for business segments are as follows:


                                      Wholesale Power Sales
                          Nine Months Ended           Three Months Ended
                     ----------------------------  ---------------------------
                      September 30, September 30,  September 30, September 30,
                          2004         2003           2004          2003
                     -------------- -------------  ------------- -------------

Revenue ............    $9,134,587   $6,145,624    $2,953,687    $1,935,937
Depreciation and
 amortization ......     1,006,074    1,006,075       335,358       326,625
Operating income ...     2,527,510    1,180,537     1,157,957       280,899
Capital expenditures        36,045         --            --            --



                                        Retail Power Sales
                           Nine Months Ended           Three Months Ended
                       ---------------------------  ---------------------------
                       September 30, September 30,  September 30, September 30,
                          2004           2003           2004           2003
                       ------------  -------------  ------------  -------------

Revenue ............    $ 430,419    $ 389,248    $ 159,235    $ 167,843
Depreciation and
 amortization ......       47,012       47,011       15,671       18,561
Operating loss .....      (31,542)      (4,881)     (16,105)      (8,071)
Capital expenditures         --           --           --            --


                                               Corporate
                             Nine Months Ended           Three Months Ended
                        ---------------------------  --------------------------
                        September 30, September 30,  September 30, September 30,
                            2004          2003           2004          2003
                        ------------  -------------  ------------  ------------

Revenue ............       $    --       $    --        $    --       $    --
Depreciation and
 amortization                   --            --             --            --
Operating loss .....      (495,611)     (547,698)      (152,761)     (206,523)
Capital expenditures            --             --             --            --

                                              Total
                          Nine Months Ended            Three Months Ended
                      ---------------------------  ----------------------------
                      September 30, September 30,  September 30,  September 30,
                          2004          2003           2004           2003
                      ------------- -------------  -------------  -------------

Revenue ............   $9,565,006    $6,534,872     $3,112,922     $2,103,780
Depreciation and
 amortization ......    1,053,086     1,053,086        351,029        345,186
Operating income ...    2,000,357       627,958        989,091         66,305
Capital expenditures       36,045           --             --             --

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2003 Form 10-K. There have been no substantive changes to those policies and estimates. Results of Operations
Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Total revenue for the third quarter of 2004 was $3,113,000, compared to $2,104,000 for the third quarter of 2003. The increase in total revenue is primarily attributable to the $982,000 increase in renewable attribute revenue from the Providence Project. In addition to its 2003 qualification status in the State of Massachusetts energy market, the Providence Project began to sell its energy attributes in the Connecticut energy market in the first quarter of 2004.

Gross profit increased $820,000 to $1,309,000 for the third quarter of 2004. The increase is a result of the increase in renewable attribute revenue net of royalties, produced by the Providence Project in the current year.

General and administrative expenses decreased $90,000 to $190,000 for the third quarter of 2004 as a result of the decrease in professional fees incurred in the current period. The management fee decreased from $142,000 in the third quarter of 2003 to $130,000 in the same period in 2004 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $31,000 in the third quarter of 2004 as a result of the Providence Project paying off the balance of its debt in the first quarter of 2004.

Equity loss from the Maine Hydro Projects decreased $194,000 to $126,000 for the third quarter of 2004. The decrease in loss is due to the lower operating expenses incurred in the current period as a result of the termination of a third party operation and maintenance agreement the Maine Hydro projects previously operated under.

The equity loss from the Maine Biomass Projects decreased $31,000 from $343,000 in the third quarter of 2003 to $312,000 for the same period in 2004. The decrease in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in revenues as a result of the Eastport facility operating in the current year, partially offset by the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the idle Eastport plant.


Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003

Total revenue for the first nine months of 2004 was $9,565,000, compared to $6,535,000 for the first nine months of 2003. The increase in total revenue is primarily attributable to the $2,790,000 increase in renewable attribute revenue from the Providence Project. In addition to its 2003 qualification status in the State of Massachusetts energy market, the Providence Project began to sell its energy attributes in the Connecticut energy market as well in the first quarter of 2004.

Gross profit increased $1,294,000 to $3,008,000 for the first nine months of 2004. This is a result of the increase in renewable attribute revenue net of royalties, partially offset by the higher maintenance expenses incurred by the Providence Project in the current year.

General and administrative expenses decreased $42,000 to $618,000 for the first nine months of 2004. The management fee decreased from $427,000 for the first nine months of 2003 to $389,000 in the same period in 2004 as a result of the Trust's lower net asset balance.

Interest expense was reduced by $95,000 from $109,000 for the first nine months of 2003 to $14,000 for the first nine months of 2004 as a result of the Providence Project paying off the balance of its debt in the first quarter of 2004.

Equity income from the Maine Hydro Projects increased $662,000 to $553,000 for the first nine months of 2004. The increase in income is due to the lower operating expenses incurred in the current year as a result of the termination of a third party operation and maintenance agreement the Maine Hydro projects previously operated under. In addition to the termination of the operating and maintenance agreement, the Maine Hydro projects received $500,000 as part of the settlement of its legal complaint.

The equity loss from the Maine Biomass Projects increased $1,304,000 from $96,000 for the first nine months of 2003 to $1,400,000 for the same period in 2004. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the idle Eastport plant.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 was $3,396,000 as compared to $2,583,000 for the nine months ended September 30, 2003. The increase in cash flow from operating activities is primarily the result of the advances from affiliates partially offset by the increase in accounts receivable and deposits and the absence of the proceeds received in the first quarter of 2003 from a 2002 insurance claim.

Cash used in investing activities was $300,000 for the first nine months of 2003 compared to $1,036,000 for the first nine months of 2004. The increase in cash used in investing activities is due to the $36,000 used in the purchase of machinery and equipment and $1,000,000 invested in the Maine Biomass projects in the first nine months of 2004 compared to $300,000 in 2003.

Cash used in financing activities for the first nine months of 2004 was $2,293,000 as compared to $2,225,000 for the first nine months of 2003. The increase in cash used in financing activities is primarily due to the increase in the distribution paid to the minority interest in 2004 partially offset by the Trust transferring the restricted debt reserve fund to pay off the remaining principal balance of long-term debt.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000 and extending the date of expiration from June 30, 2004 to June 30, 2005.

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




                          RIDGEWOOD ELECTRIC POWER TRUST IV
                                   Registrant

December 10, 2004             By /s/ Christopher I. Naunton
Date                          Christopher I. Naunton
                              Vice President and
                              Chief Financial Officer
                              (signing on behalf of the
                              Registrant and as
                              principal financial
                              officer)

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



Date: December 10, 2004

/s/   Robert E. Swanson
-------------------------
Robert E. Swanson
Chief Executive Officer

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


Date: December 10, 2004

/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer