Form 10-K
period 2005-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2007-10-30
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3324608
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, DE 19801
(Address of Principal Executive Offices, including Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at September 30, 2007 was 476.8875.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2005 (this “Form 10-K”) being filed by Ridgewood Electric Power Trust IV (the “Trust”) contains complete audited financial statements of the Trust for the years ended December 31, 2005, 2004 and 2003 and interim financial information presented for each quarter during those periods. The financial information for the year ended December 31, 2003 and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004 and September 30, 2004 is presented on a restated basis. This Form 10-K is being filed by the Trust in lieu of the Trust separately filing with the United States Securities and Exchange Commission (the “SEC”) (i) its delinquent Annual Report on Form 10-K for the years ended December 31, 2005 and 2004,  and the Quarterly Reports on Form 10-Q for each of the quarterly periods during the year ended December 31, 2005, and (ii) restatements of its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC for periods commencing on or after January 1, 2003 (the foregoing quarterly and annual reports of the Trust herein collectively are referred to as the “Reports for the Historical Periods” and each such report is referred to herein as a “Report for a Historical Period”). This Form 10-K does not contain financial information, or discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for periods ended prior to January 1, 2003.

This Form 10-K includes the financial and other disclosures required to be made by the Trust in each of the Reports for the Historical Periods. To the extent that a Report for a Historical Period was previously filed with the SEC, the information contained in this Form 10-K amends, restates and supersedes in its entirety the information contained in such report for periods commencing on or after January 1, 2003. Except as noted above, this Form 10-K also includes the financial and other information that would have otherwise been required to have been provided in the Trust’s delinquent Annual Reports on Form 10-K for the years ended December 31, 2004 and 2005, had such reports been filed with the SEC.

As previously disclosed in its Form 8-K filed October 10, 2007, (i) the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Report on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2004 filed with the SEC (the “Previously Issued Financial Statements”) should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated to conform to generally accepted accounting principles (“GAAP”). The determination to restate these financial statements and selected financial data was made by the Trust and Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust (the “Managing Shareholder”), as a result of the identification of errors including, the accounting for professional service fees, accounting for asset impairments, accounting for accrued royalty fees, improper recording of amortization expense and accrued interest income and changing the amount of earnings reported from equity investments due to restatements of the investments’ financial statements. The Trust has discussed these matters with its independent registered public accounting firm. As these errors were material to the Trust’s consolidated financial statements and selected financial information filed with the SEC, the Trust has concluded that it must restate the consolidated financial statements of such prior periods to correct misstatements therein.

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Trust’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Trust’s control, that may cause the Trust’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on September 8, 1994 to primarily make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust then had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8 megawatts (“MW”), in irrigation service engines with total capacity of 2.4 MW, in biomass-fueled electricity generating projects with total generating capacity of 49MW, and in hydroelectric generating projects with total capacity of 11.3MW.

The Trust initiated its private placement offering in February 1995 selling whole and fractional shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s declaration of trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in September 1996 and after payment of offering fees, commissions and investment fees, the Trust had $39.5 million available for investments and operating expenses. As of September 30, 2007, the Trust had 476.8875 Investor Shares outstanding, held by 1,048 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investment, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 3% of the Trust's prior year net asset value (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2005, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment Trusts or are managed by the Managing Shareholder. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2005 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood Providence[3]	1 location	64.3%	Leased	Electricity Generation	Steel building/ concrete slab

Ridgewood Pump Services[4]	20 locations	100%	Owned	Irrigation Service Engines	Engines

Indeck Maine[5]	2 locations	25%	Owned	Electricity Generation	Industrial compound

Maine Hydro[6]	14 locations	50%	Owned	Hydroelectric Generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Co-owned with Ridgewood Electric Power Trust III (“Trust III”). The facility is located in Rhode Island.

[4]	Assets of Ridgewood Pump Services were sold in January 2006.

[5]	Co-owned with Ridgewood Electric Power Trust V (“Trust V”) (25%) and Indeck Energy Services LLC, an unaffiliated entity (50%). Both plants are located in northeastern Maine.

[6]	Co-owned with Trust V. All sites are located in Maine.

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture for $20 million and the assumption of $5.4 million of debt. The assets acquired included a 13.8MW electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. Ridgewood Providence includes nine reciprocating engine/generator sets, which are fueled by methane gas produced by, and collected from, the landfill. Ridgewood Providence has been operating on the site since 1990 and the net electricity generated is sold to New England Power Service Company (“NEP”) under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010. The plant is operated and maintained by RPM, on an at-cost basis.

Ridgewood Providence occupies the site and uses the gas from the landfill under the terms of an agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”), a Rhode Island state agency that owns the landfill. Ridgewood Providence subleases a portion of its rights to the landfill gas to Central Gas Limited Partnership (“CGLP”). CGLP operates and maintains a portion of the landfill gas collection system and sells the collected gas to Ridgewood Providence. Ridgewood Providence pays a royalty to RIRRC that is based on its revenue and pays CGLP on a per kilowatt basis. The Ridgewood Providence project qualifies for renewable energy incentives in Massachusetts and Connecticut and a portion of the benefits of these incentives are eligible to be sold to a power marketer under an agreement that continues through 2009.

In December 2002, the Managing Shareholder of the Trust formed Ridgewood Rhode Island Generation LLC (“RRIG”), for the purpose of utilizing the supply of gas from the landfill that is in excess of the quantity that could be used by Ridgewood Providence. The project owned by RRIG reached full operation in October 2005 and has a capacity of 8.5MW. RRIG has rights to gas from the landfill for the purpose of operating the RRIG project. Other than the gas rights granted to RRIG, there is no commercial relationship between RRIG and Ridgewood Providence. The landfill generates significantly more gas than can be utilized by the combined projects of Ridgewood Providence and RRIG.

Ridgewood Providence and the Trust, along with Trust III and RRIG, are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

Ridgewood Pump Services

Ridgewood Pump Services IV Partners, L.P. ("Ridgewood Pump Services") was formed in 1995. Ridgewood Pump Services purchased a package of irrigation service engines (the “Pumping Project") located in Ventura County, California. The purchase price was approximately $354,000 and from 1996 to 1998, the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $877,000. RPM operates and manages the Pumping Project. Prior to the Trust’s acquisition, the Pumping Project had been operating since 1992 and had 20 natural-gas-fired reciprocating engines with a maximum rated equivalent capacity of 2.4MW, providing power for irrigation wells furnishing water for citrus orchards. The power was purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. The revenue generated from the Pumping Project was not material to the Trust’s operating results and in January 2006, the assets of the Pumping Project were sold for $1.

Indeck

On June 11, 1997, the Trust and Trust V (collectively the “Ridgewood Indeck Investors”) purchased, through capital contributions totaling $14.2 million, equal portions in a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company (“Indeck Maine”) that owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck, an entity unaffiliated with the Trust, owns the remaining membership interest in Indeck Maine and was the seller in the June, 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January, 1998 through June, 2005, Ridgewood Indeck Investors in Indeck Maine loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November, 1986 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England (a regional transmission organization serving the New England states). In 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. It is anticipated that approximately 50% of the output of the plants during the period of the contract will be sold and delivered pursuant to this award.

Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell Renewable Portfolio Standard Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Indeck Maine and its affiliates fail to supply the required number of attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,283,000, measured using current factors, for that option year and any other year in which an option has been exercised and no attributes have been produced. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

The plants are operated and maintained by RPM, on an at-cost basis and their output qualifies for section 45 federal tax credits. The federal tax credit eligibility of the projects is expected to continue until the fourth quarter of 2009.

Maine Hydro

In 1996, the Trust and Trust V formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydroelectric facilities from CHI Energy, Inc. The Trust and Trust V own equal interests in Maine Hydro. On December 23, 1996, Maine Hydro acquired 14 hydroelectric projects located in Maine from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of generating capacity and are operated under contract by RPM on an at-cost basis. The acquired projects were commissioned between 1980 and 1987.

Since before the time of the acquisition by Maine Hydro, the electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. Eleven of the purchase agreements expire at the end of 2008 and one each expires in 2007, 2014 and 2017. When the contracts expire, it is anticipated that the affected projects will sell their output on the wholesale power market.

Significant Customers and Supplier

During 2005, 2004 and 2003, the Trust’s two largest customers, NEP and Select Energy, accounted for 81.8%, 81.2% and 93.5%, respectively, of total revenues. During 2005, 2004 and 2003, the Trust purchased 100% of its gas from one supplier, CGLP.

Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The Ridgewood Providence and Indeck projects of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill facilities consist of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Each project location owns and operates a network of wells, pipes and fans that collect gas from the landfills as produced through natural anaerobic digestion of the waste. Ridgewood Providence does not own or operate any landfills but has arrangements with site owner/operators which give the projects certain rights, including the right to build the projects, occupy the compounds, operate the gas collection systems and use the gas from the landfills. These agreements, generally referred to as gas agreements, are long-term agreements that typically run for the life or expected life of the gas resource attributable to the landfills and typically include provisions for royalty payments from the projects to the landfill operators as compensation for the granting of these rights. Royalty payments are typically calculated as a percent of revenue.

The Trust’s hydroelectric projects are all located on, and are integral parts of, dams on river ways. Most of the projects of the Trust are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The projects do not make payments for throughput water.

Competition

Power generated from Ridgewood Providence and Maine Hydro is sold pursuant to long-term contracts. Since Indeck Maine has historically sold output in its wholesale markets, competition is focused on wood supplies as the projects compete mostly with non-power generation businesses like paper and lumber companies for forest material. This competition is based on price, consistency of demand and relationships with suppliers. The Indeck Maine projects also compete for this material, in part, by their ability to use clean biomass that is waste-wood in certain other applications. Also, there are geographic limits to this competition because this clean biomass can only be economically transported over relatively short distances. Beginning in 2006, Indeck Maine has attempted to compete in the market to deliver electricity to final customers through supply auctions. Success in such auctions is based largely on price, reliability and financial strength but success can bring higher prices to the Indeck Maine projects than are available in the wholesale market.

Seasonality/Weather Effects

Ground conditions in the tree harvesting areas that Indeck Maine projects look to for fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices received by Indeck Maine for its electricity output follow season demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer as demand for heating and cooling, respectively, increase and drive up prices.

The output of the Trust’s hydroelectric projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of the hydroelectric projects, output can vary widely from year-to-year based on amounts of rain and snowfall. The Maine Hydro projects are "run-of-river" facilities meaning that they have little or no ability to store water for the purpose of leveling or increasing the amount of electricity generation.

Government Incentives and Regulation

Certain of the projects of the Trust qualify for incentives because of their location or their use of renewable fuels.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

On July 8, 2002, Indeck Maine received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts. Since Indeck Maine has been qualified, it has sold to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

The hydroelectric projects operate under the terms of the Federal Energy Regulatory Commission (“FERC”) licenses issued to them. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of its facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

Financing Arrangements

While the Trust has used debt to finance certain of the acquisitions and the operation of certain of its investments, the Trust has not had any outstanding debt since December 31, 2004.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include, property and casualty, business interruption and workman’s compensation insurance which the Trust believes to be appropriate. Certain of the insurance carried by the Trust are required by the lenders of certain investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust and the Managing Shareholder is 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder also maintains offices at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and a phone number of 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Exchange Act. The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

Where You Can Get More Information

The Trust files annual, quarterly and current reports and certain other information with the SEC. Persons may read and copy any documents the Trust files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation at the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Managing Shareholder at its business address - 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Reports to Shareholders

The Trust does not anticipate providing annual reports to shareholders but will make available upon request copies of the Trust’s periodic reports to the SEC on Form 10-K and on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses and significant deficiencies in its internal control over financial reporting.

Material weaknesses and significant deficiencies in internal control over financial reporting have been identified in connection with the Trust’s audits. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient controls and procedures over financial reporting. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties.

The Trust’s landfill methane business depends on the production of landfill methane from the landfill sites on which they operate and access to that gas production.

The electricity production of the Ridgewood Providence project is typically limited by the available amount of landfill methane gas used as fuel by the project. A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, Ridgewood Providence may not achieve profitable output levels.

The Trust’s biomass business can be affected by factors including weather and business conditions in other industries.

Greater than normal amounts of rain or snowfall, while benefiting hydroelectric projects of the Trust, could adversely affect the ability of suppliers to provide wood fuel to the Indeck Maine projects, which could result in increased supply costs. Conversely, moderate weather could adversely affect the prices Indeck Maine receives for its electricity generation. As a result, the projects could have to reduce production, or alternatively, suspend its operations. Changes in conditions of the paper, lumber or other wood-products industries in the area of the plants could increase competition for the material used by the Indeck Maine projects for fuel. Such a circumstance could adversely impact operations of the projects by reducing availability of fuel to the plants or by increasing the cost of fuel.

The Trust’s hydroelectric business can be affected by adverse weather conditions.

The Trust’s hydroelectric generation projects rely on rainfall and snowfall to provide water flow for electricity production. Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue. Each project is entirely dependent on the water flow through where it is located.

Certain of the Trust’s projects sell all or a portion of their electricity output at open market prices and could be adversely affected should prices fall substantially.

Portions of the Trust’s revenues come from open market pricing and the reliance on this pricing will be increasing over the next few years. Should the price of electricity fall substantially, the Trust would be adversely affected and it is possible that the projects affected could not be operated profitably.

The operations of the Trust have limited capital, limited access to new capital and have obligations to third parties for borrowed money.

The Trust’s investments, but not the Trust itself, have in the past utilized debt financing. Debt financing could increase the variability of results and could increase the financial risk of the Trust. In such cases, the rights of the Trust to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from its investments.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace the existing projects of the Trust from their customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s projects or drive up the costs of its feedstock resources.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes mechanical fuel handling systems, circulating fluidized bed boilers, turbine generator sets, reciprocating engine generator sets and hydroelectric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

This area of risk is inherently difficult to predict but could include matters such as the owners of dams or hydroelectric generators to provide for fish passages either upstream or downstream of the dams that affect Maine Hydro. Such changes could increase costs at affected projects or prevent certain projects from operating.

The Indeck Maine and Ridgewood Providence projects derive a significant portion of their income from renewable energy incentive programs sponsored by state governments. Should states reduce, eliminate or change the compliance requirements for these programs such changes could have a materially adverse impact on the financial performance of the Trust’s investment in the Ridgewood Providence and the Indeck Maine projects.

The Trust or the Managing Shareholder may become involved in litigation.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Trust to be remote. However, the Trust could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Trust. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have severe restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

The Trust’s shares are illiquid investments. There is currently no market for these shares and one is not likely to develop. Because there may be only a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the Trust’s Declaration of Trust and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither the Trust nor the Managing Shareholder will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the Declaration of Trust and applicable law, and all such sales or transfers require the Trust’s consent, which it may withhold at its sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

Shareholders are not permitted to participate in the Trust’s management or operations and must rely exclusively on the Managing Shareholder.

Shareholders have no right, power or authority to participate in the Trust’s management or decision making or in the management of the Trust’s projects. The Managing Shareholder has the exclusive right to manage, control and operate the Trust’s affairs and business and to make all decisions relating to its operation.

The Trust’s assets are generally illiquid and any disposition of Trust assets is at the discretion of the Managing Shareholder.

The Trust’s interest in projects is illiquid. However, if the Trust were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the project or interest being sold, the number of potential purchasers and the economics of any bids made by them. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

The Trust indemnifies its officers, as well as the Managing Shareholder and its employees, for certain actions taken on its behalf. Therefore, the Trust has limited recourse relative to these actions.

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

The Managing Shareholder is entitled to receive a management fee regardless of the Trust’s profitability and also receives cash distributions.

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 3% of the Trust's prior year net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

Cash distributions are not guaranteed and may be less than anticipated or estimated.

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to the Trust’s other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

Because the Managing Shareholder manages other electricity generation and infrastructure trusts, it may have conflicts of interest in its management of the Trust’s operations.

Shareholders will not be involved in the management of the Trust’s operations. Accordingly, they must rely on the Managing Shareholder’s judgment in such matters. Inherent with the exercise of its judgment, the Managing Shareholder will be faced with conflicts of interest. While neither the Trust nor the Managing Shareholder have specific procedures in place in the event of any such conflicting responsibilities, the Managing Shareholder recognizes that it has fiduciary duties to the Trust in connection with its position and responsibilities as Managing Shareholder and it intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Managing Shareholder and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all parties affected by any such conflicts of interest. However, the Managing Shareholder is not liable to the Trust for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Trust is organized as a Delaware trust and the Managing Shareholder has qualified the Trust as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

•	The Trust may recognize income taxable to the shareholders but may not distribute enough cash to cover the income taxes owed by shareholders on the Trust’s taxable income.

•	The allocation of Trust items of income, gain, loss, and deduction may not be recognized for federal income tax purposes.

•
All or a portion of the Trust’s expenses could be considered either investment expenses (which would be deductible by a shareholder only to the extent the aggregate of such expenses exceeded 2% of such shareholder’s adjusted gross income) or as nondeductible items that must be capitalized.

•
All or a substantial portion of the Trust’s income could be deemed to constitute unrelated business taxable income, such that tax-exempt shareholders could be subject to tax on their respective portions of such income.

•	If any Trust income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder trust could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax.

The IRS may audit the Trust’s tax returns. Any audit issues will be resolved at the Trust level by the Managing Shareholder. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of the shareholders, which may require payment of additional taxes, interest, and penalties. An audit of the Trust’s tax return may result in the examination and audit of a shareholder’s return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder’s return that are unrelated to the Trust’s operations. Each shareholder bears the expenses associated with an audit of that shareholder’s return.

In the event that an audit of the Trust by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the underpayment and may be subject to substantial penalties.

The tax treatment of the Trust can not be guaranteed for the life of the Trust. Changes in laws or regulations may adversely affect any such tax treatment.

Deductions, credits or other tax consequences may not be available to shareholders. Legislative or administrative changes or court decisions could be forthcoming which would significantly change the statements herein. In some instances, these changes could have substantial effect on the tax aspects of the Trust. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect some of the tax consequences of the Trust.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of September 30, 2007 and December 31, 2005, 2004 and 2003, there were 1,048, 1,050, 1,052 and 1,048 holders of Investor Shares, respectively.

Dividends

Trust distributions for the three years ended December 31, 2005 were as follows (in thousands, except per share data):

	2005	2004	2003
Distributions to Investors	$1,307	$1,452	$1,430
Distributions per Investor Share	2,500	3,000	3,000
Distributions to Managing Shareholder	13	14	15

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods. For further discussion, see Note 2 to the Trust’s Consolidated Financial Statements included in this Form 10-K.

	December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
			(Restated)
Consolidated Statement of Operations Data (1):
Revenues	$12,261	$12,727	$9,105	$8,028	$8,102
Net income (loss)	4,216	448	(1,314)	(1,374)	(1,964)
Net income (loss) per Investor Share	8,752	677	(2,728)	(2,853)	(4,077)
Consolidated Balance Sheet Data:
Plant and equipment, net	9,351	10,234	11,029	11,305	12,116
Total assets	24,404	22,054	24,554	27,633	30,383
Long-term debt (less current portion)	-	-	-	867	1,822
Minority interest	4,632	5,070	5,489	5,717	5,478
Shareholders' equity	17,838	14,887	15,853	18,960	20,815

(1) Increase in 2004 revenues was a result of Ridgewood Providence becoming qualified to sell to retail electric suppliers the RPS Attributes associated with its electrical energy in the states of Massachusetts and Connecticut.

Quarterly financial information is derived from unaudited financial data, which, in the opinion of management, reflects all adjustments, which are necessary to present fairly the results for such interim periods. It is suggested that the quarterly financial data be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.

	Nine months ended September 30,			Three months ended September 30,
(in thousands, except per share data)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$9,073	$9,535	$6,534	$2,996	$3,114	$2,124
Net income (loss)	2,675	418	(137)	1,715	271	(660)
Net income (loss) per Investor Share	5,553	623	(284)	3,560	558	(1,370)

	September 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$9,645	$10,476	$11,393
Total assets	24,064	23,693	25,953
Long-term debt (less current portion)	-	-	90
Minority interest	5,482	5,199	5,472
Shareholders' equity	17,080	15,308	17,482

	Six months ended June 30,			Three months ended June 30,
(in thousands, except per share data)	2005	2004	2003	2005	2004	2003
Consolidated Statement of Operations Data:		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$6,077	$6,421	$4,410	$2,960	$3,191	$2,037
Net income	960	147	523	857	400	623
Net income per Investor Share	1,993	65	1,086	1,779	590	1,293

	June 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$9,841	$10,672	$11,608
Total assets	21,965	24,323	27,324
Long-term debt (less current portion)	-	-	361
Minority interest	5,203	6,013	5,872
Shareholders' equity	15,365	15,518	18,383

	Three months ended March 31,
(in thousands, except per share data)	2005	2004	2003
Consolidated Statement of Operations Data:		(Restated)	(Restated)
Revenues	$3,117	$3,230	$2,373
Net income (loss)	103	(253)	(100)
Net income (loss) per Investor Share	214	(525)	(208)

	March 31,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:		(Restated)	(Restated)
Plant and equipment, net	$10,037	$10,841	$11,819
Total assets	21,871	23,234	26,844
Long-term debt (less current portion)	-	-	614
Minority interest	5,412	5,770	5,801
Shareholders' equity	14,508	15,359	18,241

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

As previously disclosed in its Form 8-K filed with the SEC on October 10, 2007, the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q and the Trust’s Annual Report on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2004 previously filed by the Trust with the SEC should no longer be relied upon and that those financial statements should be restated to conform to generally accepted accounting principles. The determination to restate these financial statements and selected financial data was made by the Trust and the Managing Shareholder of the Trust, as a result of the identification of errors including, the accounting for professional service fees, accounting for asset impairments, accounting for accrued royalty fees, improper recording of depreciation expense and changing the amount of earnings reported from equity investments due to restatements of the investments’ financial statements. Accordingly, this Annual Report on Form 10-K contains restated financial statements for the periods mentioned above.

Overview

The Trust is a Delaware trust formed on September 8, 1994 to primarily make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8MW, in irrigation service engines with total capacity of 2.4 MW, in biomass-fueled electricity generating projects with total generating capacity of 49MW and in hydroelectric generating projects with total capacity of 11.3MW.

The Trust’s accompanying consolidated financial statements include the financial statements of Ridgewood Providence and Ridgewood Pump Services. The Trust’s consolidated financial statements also include the Trust’s 25% interest in Indeck Maine and its 50% interest in Maine Hydro which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments.

The Trust owns a 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Trust III. The interests of Trust III are presented as minority interest in the consolidated financial statements of the Trust.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Final billings do not vary significantly from estimates.

Renewable attribute revenue is derived from the sale of the RPS Attributes. Qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are produced as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Sublease revenue is recorded monthly in accordance with the terms of the sublease agreement.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 20 years.

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Income taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations and Changes in Financial Condition

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased by $400,000, or 3.1%, from $12.7 million in 2004 to $12.3 million in 2005. This decrease was primarily due to decreases of $303,000 in power generation revenue and $163,000 in renewable attribute revenue. Production output decreased by 3,078 megawatt hours (“MWh”), or 3%, to 99,577MWh in 2005 as compared to 2004.

Cost of revenues of $9.4 million for 2005 was comparable to cost of revenues in 2004.

Gross profit decreased by $300,000, or 9.4%, from $3.2 million in 2004 to $2.9 million in 2005. Gross profit margin in 2005 decreased to 23.5% from 25.5% in 2004 primarily due to the decrease in revenues.

General and administrative expenses increased by $142,000 from $174,000 in 2004 to $316,000 in 2005. The increase was primarily attributable to higher professional fees.

The management fee due to the Managing Shareholder of $447,000 for 2005 was comparable to the 2004 management fee. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust.

Interest income increased by $182,000, from $172,000 in 2004 to $354,000 in 2005, reflecting interest earned on a higher note receivable balance in the 2005 period.

In 2005, the Trust recorded equity income of $616,000 from its investment in Maine Hydro compared to $529,000 in 2004. The increase in equity income of $87,000 was primarily due to an increase in revenue resulting from higher production in 2005 compared to 2004, partially offset by an increase in cost of revenues. In addition, 2004 equity income included settlement of a legal complaint with the prior manager of the Maine Hydro projects which resulted in the receipt of $500,000 in damages and the waiver of $405,000 in fees as settlement of past due invoices, allocated equally between the Trust and Trust V.

In 2005, the Trust recorded equity income of $2.2 million from its investment in Indeck Maine compared to an equity loss of $1.6 million in 2004. The increase in equity income of $3.8 million was primarily due to an increase in gross profit in 2005 as compared to 2004 as a result of Indeck Maine experiencing increased revenues due to resumption of one of the operations (“Eastport Project”) in May 2004. This increase was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

Minority interest in the earnings of subsidiaries decreased $100,000, from earnings of $1.1 million in 2004 to $1 million in 2005. This was due to a decrease in the net earnings of Ridgewood Providence in 2005 as compared to 2004.

Total assets at December 31, 2005 were $24.4 million, an increase of $2.3 million from the December 31, 2004 balance of $22.1 million. This increase was primarily due to increases of $2.2 million and $1.3 million in notes receivable and investments, respectively, partially offset by decreases of $883,000 and $604,000 in plant and equipment and intangibles, respectively, primarily due to annual depreciation and amortization of the assets. Total liabilities decreased $600,000 from $7.2 million at December 31, 2004 to $6.6 million at December 31, 2005, primarily due to decreases of $546,000 in due to affiliates and $438,000 in minority interest, partially offset by a $331,000 increase in accounts payable.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased by $3.6 million, or 39.6%, to $12.7 million in 2004 compared to $9.1 million in 2003. This increase was primarily due to an increase of $3.4 million in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for 2004 was $9.5 million compared to $7.5 million for 2003, an increase of $2 million, or 26.7%. The increase was primarily due to higher royalty expense of $1.2 million driven by increased revenue at Ridgewood Providence. Additionally, cost of revenues also increased due to increased parts and material expense by $369,000 and headcount expense by $143,000.

Gross profit increased by $1.6 million to $3.2 million in 2004 compared to $1.6 million in 2003. Gross profit margin in 2004 increased to 25.5% from 17.9% in 2003 due to the increase in renewable attribute revenue from Ridgewood Providence, partially offset by the increase in cost of revenues.

The management fee due to the Managing Shareholder was $476,000 in 2004 compared to $557,000 in 2003.

The Trust recorded an impairment of $227,000 in 2003 due to the write-down of the assets of the Pumping Project. The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows of the project.

For the year ended December 31, 2003, the Trust recorded $160,000 of other operating income received from the settlement of an insurance claim. During the first quarter of 2002, Ridgewood Providence experienced the failure of one of its engines. Ridgewood Providence submitted a claim with its insurance carrier for the replacement of the engine and for lost profits as a result of the business interruption it experienced.

Interest income increased $59,000, from $113,000 in 2003 to $172,000 in 2004, reflecting a higher note receivable balance during the 2004 period.

Interest expense decreased $92,000, from $159,000 in 2003 to $67,000 in 2004, as a result of Ridgewood Providence paying off the balance of its loan in the first quarter of 2004.

In 2004, the Trust recorded equity income of $529,000 from its investment in Maine Hydro compared to an equity loss of $546,000 in 2003. The increase was primarily due to other income recorded for the settlement of a legal complaint with the prior manager of Maine Hydro which resulted in a damage payment and the waiver of certain fees as settlement of past due invoices.

In 2004, the Trust recorded an equity loss of $1.6 million from its investment in Indeck Maine compared to $821,000 in 2003. The increase in equity loss was attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant, partially offset by an increase in revenues due to resumption of the operation of the Eastport Project in May 2004.

Minority interest in the earnings of subsidiaries increased $526,000, from earnings of $574,000 in 2003 to $1.1 million in 2004. This was due to an increase in the net earnings of Ridgewood Providence in 2004 as compared to 2003.

Total assets at December 31, 2004 were $22.1 million, a decrease of $2.5 million from the December 31, 2003 balance of $24.6 million. This decrease was primarily due to decreases of $1.3 million in investments, $795,000 in plant and equipment, $757,000 of restricted cash and $603,000 in intangibles, partially offset by increases of $443,000 in accounts receivable and $465,000 in notes receivable. Total liabilities decreased $1.5 million from $8.7 million at December 31, 2003 to $7.2 million at December 31, 2004, primarily due to decreases of $867,000 in long-term debt due to the payoff of the loan, $419,000 in minority interest and $390,000 in due to affiliates.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Total revenues decreased $400,000, or 4.2%, from $9.5 million for the nine months ended September 30, 2004 to $9.1 million for the same period in 2005. This decrease was primarily due to decreases of $272,000 in power generation revenue and $188,000 in renewable attribute revenue due to decreased production output from Ridgewood Providence for the period. Production output decreased by 2,002MWh, or 2.6%, to 74,271MWh in 2005 compared to 2004.

Cost of revenues for the nine months ended September 30, 2005 was $6.7 million compared to $6.9 million for the same period in 2004. The decrease of $200,000, or 2.9%, was primarily due to a decrease in parts and materials expenses.

Gross profit decreased $300,000 to $2.4 million for the nine months ended September 30, 2005 compared to $2.7 million for the same period in 2004. Gross profit margin for the nine months ended September 30, 2005 decreased to 26.1% from 27.8% for the same period in 2004 due to lower revenues from Ridgewood Providence.

General and administrative expenses increased by $66,000 to $229,000 for the nine months ended September 30, 2005 from $163,000 for the same period in 2004. The increase was primarily attributable to higher professional fees.

The management fee due to the Managing Shareholder was approximately $350,000 for each of the nine months ended September 30, 2005 and 2004.

Interest income increased by $144,000 from $94,000 for the nine months ended September 30, 2004 to $238,000 for the same period in 2005, primarily due to a higher note receivable balance in the 2005 period.

For the nine months ended September 30, 2005, the Trust recorded equity income of $484,000 from its investment in Maine Hydro compared to $616,000 for the same period in 2004. In the nine months ended September 30, 2004, the equity income included settlement of a legal complaint with the prior manager of Maine Hydro. This was partially offset by an increase in revenues for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, the Trust recorded equity income of $1 million from its investment in Indeck Maine compared to an equity loss of $1.4 million for the same period in 2004. The increase in equity income of $2.4 million was primarily due to an increase in gross profit for the nine months ended September 30, 2005 as compared to the same period in 2004 as a result of Indeck Maine experiencing increased revenues due to resumption of the operation of the Eastport Project in May 2004. This increase was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

Minority interest in the earnings of subsidiaries was $839,000 for the first nine months of 2005 as compared to $929,000 for the first nine months of 2004. The decrease of $90,000 was attributable to the decrease in revenues from Ridgewood Providence for the 2005 period.

Total assets at September 30, 2005 were $24.1 million, an increase of $2 million from the December 31, 2004 balance of $22.1 million. This increase was primarily due to increases of $2.2 million in notes receivable, $475,000 in accounts receivable and $400,000 in cash and cash equivalents, partially offset by decreases of $589,000 in plant and equipment and $452,000 in intangibles due to annual depreciation and amortization of the assets. Total liabilities were $7 million at September 30, 2005 as compared to $7.2 million at December 31, 2004, a decrease of $200,000. Decreases of $705,000 in due to affiliates and $269,000 in accrued royalty expense were partially offset by increases of $412,000 in minority interest and $379,000 in accounts payable.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Total revenues increased $3.0 million, or 46.2%, to $9.5 million for the nine months ended September 30, 2004 from $6.5 million for the nine months ended September 30, 2003. This increase was primarily due to an increase of $2.8 million in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for the nine months ended September 30, 2004 was $6.9 million compared to $5.4 million for the 2003 period , an increase of $1.5 million, or 27.8%. The increase was primarily due to higher royalty expense of $900,000 driven by increased revenue at Ridgewood Providence. Additionally, cost of revenues also increased due to increased parts and material expense of $246,000 and headcount expenses of $119,000.

Gross profit increased by $1.5 million from $1.1 million for the nine months ended September 30, 2003 to $2.6 million for the same period in 2004. Gross profit margin for the nine months ended September 30, 2004 increased to 27.8% from 17.6% for the same period in 2003 due to the higher renewable attribute revenue.

The management fee due to the Managing Shareholder was $357,000 for the nine months ended September 30, 2004 as compared to $427,000 for the 2003 period, a decrease of $70,000, due to the Trust’s beginning lower net asset balance.

For the nine months ended September 30, 2003, the Trust recorded $160,000 of other operating income received from the settlement of an insurance claim resulting from the claim submitted with its insurance carrier for the failure of one of its engine and for lost profits as a result of the business interruption it experienced.

Interest income for the nine months ended September 30, 2004 was $94,000 compared to $66,000 for the 2003 period, an increase of $28,000, due to a higher note receivable balance for the 2004 period.

Interest expense for the nine months ended September 30, 2004 was $53,000 compared to $109,000 for the same period in 2003. The decrease of $56,000 was as a result of Ridgewood Providence paying off the balance of its debt in the first quarter of 2004.

For the nine months ended September 30, 2004, the Trust recorded equity income of $616,000 from its investment in Maine Hydro compared to an equity loss of $107,000 in the 2003 period. The increase in equity income of $723,000 was primarily due to a decrease in cost of revenues and an increase in other income resulting from the settlement of a legal complaint with the prior manager of Maine Hydro in the 2004 period.

For the nine months ended September 30, 2004, the Trust recorded an equity loss of $1.4 million from its investment in Indeck Maine compared to $248,000 for the same period in 2003. The increase in equity loss of $1.2 million was primarily due to an increase in repair and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant and an increase in interest expense, partially offset by an increase in revenues due to the resumption of operations at the Eastport Project in May 2004.

Minority interest in the earnings of subsidiaries was $929,000 for the nine months ended September 30, 2004 compared to $430,000 for the nine months ended September 30, 2003. The increase was primarily due to an increase in revenues of Ridgewood Providence.

Total assets at September 30, 2004 were $23.7 million, a decrease of $900,000 from the December 31, 2003 balance of $24.6 million. This decrease was primarily due to decreases of $757,000 in restricted cash, $687,000 in due from affiliates, $553,000 in plant and equipment, $452,000 in intangible assets and $309,000 in investments, partially offset by increases of $1 million in accounts receivable and $578,000 in notes receivable. Total liabilities decreased $300,000 from $8.7 million at December 31, 2003 to $8.4 million at September 30, 2004.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Total revenues decreased $100,000, or 3.2%, to $3 million in the third quarter of 2005 compared to $3.1 million for the third quarter of 2004. This decrease was primarily due to slight decreases in both power generation revenue and renewable attribute revenue. Production output decreased by 988MWh, or 3.9%, to 24,197MWh in the third quarter of 2005 compared to the 2004 period.

Cost of revenues for the third quarter of 2005 was $2.2 million, an increase of $200,000, or 10%, compared to $2 million in the third quarter of 2004. The increase was primarily due to higher royalty expense of $39,000, increased headcount expense of $46,000 and repairs and maintenance expense of $116,000.

General and administrative expenses increased $58,000 to $68,000 in the third quarter of 2005 as compared to the same period in 2004, primarily attributable to higher professional fees.

Interest income for the three months ended September 30, 2005 was $101,000 compared to $35,000 for the same period in 2004, due to the higher note receivable balance for the 2005 period.

For the three months ended September 30, 2005, the Trust recorded an equity loss of $222,000 from its investment in Maine Hydro compared to a $5,000 loss in the 2004 period. The increase in the equity loss was primarily due to an increase in cost of revenues.

For the three months ended September 30, 2005, the Trust recorded equity income of $1.5 million from its investment in Indeck Maine compared to an equity loss of $347,000 in the 2004 period. The increase in equity income of $1.8 million was primarily due to an increase in renewable attribute revenue resulting from higher production in the third quarter of 2005 compared to the same period in 2004, partially offset by an increase in cost of revenues.

Minority interest in the earnings of subsidiaries decreased from $405,000 in the third quarter of 2004 to $280,000 in the third quarter of 2005. The decrease of $125,000 was primarily due to a decrease in revenues from Ridgewood Providence in the third quarter of 2005 compared to the same period in 2004.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Total revenues increased $1 million, or 47.6%, to $3.1 million in the third quarter of 2004 compared to $2.1 million for the same quarter in 2003. This increase was primarily due to an increase of $1 million in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for the third quarter of 2004 was $2 million compared to $1.8 million for the 2003 period, an increase of $200,000, or 11.1%. The increase was primarily due to higher royalty expense of $207,000 in Ridgewood Providence, driven by increased revenue.

During the third quarter of 2003, the Trust recorded $160,000 of other operating income received from the settlement of an insurance claim.

For the three months ended September 30, 2004, the Trust recorded an equity loss of $5,000 from its investment in Maine Hydro compared to $317,000 in the 2003 period. The decrease in the equity loss of $312,000 was primarily due to the lower operating expenses incurred in the 2004 period as a result of the termination of a third party operation and maintenance agreement under which the Maine projects previously operated.

Minority interest in the earnings of subsidiaries increased to $405,000 in the third quarter of 2004 compared to $149,000 in the third quarter of 2003. The increase of $256,000 was primarily due to an increase in renewable attribute revenue from Ridgewood Providence in the third quarter of 2004 compared to the same period in 2003.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues decreased $300,000, or 4.7%, from $6.4 million for the six months ended June 30, 2004 to $6.1 million for the six months ended June 30, 2005. The decrease was primarily due to slight decreases in both power generation revenue and renewable attribute revenue for the 2005 period. Production output decreased by 1,014MWh, or 2%, to 50,074MWh for the first half of 2005 compared to 2004 period.

Cost of revenues decreased $400,000, or 8.2%, from $4.9 million for the six months ended June 30, 2004 to $4.5 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease of $65,000 in royalty expense as a result of lower revenues from Ridgewood Providence for the 2005 period. Cost of revenues also decreased due to decreases in parts and materials of $208,000 and repair and maintenance expense of $118,000.

The management fee due to the Managing Shareholder was $223,000 and $238,000 for the first half of 2005 and 2004, respectively.

Interest income for the six months ended June 30, 2005 was $137,000 compared to $59,000 for the same period in 2004, due to the higher note receivable balance for the 2005 period.

For the first half of 2005, the Trust recorded an equity loss of $450,000 from its investment in Indeck Maine compared to $1.1 million for the same period in 2004. The decrease in the equity loss of $650,000 was primarily due to an increase in gross profit resulting from higher production in 2005, partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

Total assets at June 30, 2005 were $22 million, a decrease of $100,000 from the December 31, 2004 balance of $22.1 million. Decreases in cash and cash equivalents, plant and equipment, intangible assets and investments were mostly offset by increases of $442,000 in accounts receivable and $687,000 in notes receivable. Total liabilities decreased $600,000 from $7.2 million at December 31, 2004 to $6.6 million at June 30, 2005. This decrease was primarily the result of decreases of $885,000 in due to affiliates and $271,000 in accrued royalty expense, partially offset by increases of $456,000 in accounts payable and $133,000 in minority interest.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Total revenues increased $2 million, or 45.5%, to $6.4 million for the six months ended June 30, 2004 compared to $4.4 million for the first six months of 2003. This increase was primarily due to an increase of $1.8 million in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for the six months ended June 30, 2004 was $4.9 million compared to $3.5 million for the same period in 2003, an increase of $1.4 million, or 40%. The increase was primarily due to higher royalty expense of $692,000 driven by increased revenue of Ridgewood Providence. Additionally, cost of revenues increased due to increases in parts and material expense of $210,000 and headcount expense of $124,000.

The management fee due to the Managing Shareholder was $238,000 and $284,000 for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in management fees of $46,000 was due to the lower beginning net asset balance of the Trust.

In the first half of 2004, the Trust recorded equity income of $621,000 from its investment in Maine Hydro compared to $210,000 in the 2003 period. The increase in equity income of $411,000 was primarily due to the settlement of a legal complaint with the prior manager of Maine Hydro. Additionally, the increase in equity income was also due to a decrease in operating expenses.

In the first half of 2004, the Trust recorded an equity loss of $1.1 million from its investment in Indeck Maine compared to equity income of $169,000 for the same period in 2003. The decrease in equity income of $1.3 million was primarily due to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

Minority interest in the earnings of subsidiaries increased by $243,000 from $281,000 in the first half of 2003 to $524,000 for the same period in 2004. The increase was primarily due to an increase in renewable attribute revenue from Ridgewood Providence.

Total assets at June 30, 2004 were $24.3 million, a decrease of $300,000 from the December 31, 2003 balance of $24.6 million. Decreases in cash and cash equivalents, restricted cash, plant and equipment, intangible assets and investments were mostly offset by increases of $1.1 million in accounts receivable and $891,000 in notes receivable. Total liabilities increased $100,000 from $8.7 million at December 31, 2003 to $8.8 million at June 30, 2004, primarily due to increases in minority interest of $524,000 and due to affiliates of $299,000, mostly offset by a decrease in long-term debt of $867,000 due to the payoff of the loan by Ridgewood Providence.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Total revenues decreased $200,000, or 6.3%, to $3 million in the second quarter of 2005 as compared to $3.2 million in the second quarter of 2004. The decrease was primarily due to a decrease in power generation revenue. Production output decreased by 1,193MWh, or 4.7%, to 24,226MWh for the second quarter of 2005 compared to the same period in 2004.

Cost of revenues for the quarter ended June 30, 2005 decreased $200,000, or 8%, to $2.3 million from $2.5 million in the 2004 period. The decrease was primarily due to lower royalty expense of $72,000 as a result of the decrease in renewable attribute revenue for the 2005 period and also due to lower parts and materials expense of $142,000.

For the second quarter of 2005, the Trust recorded equity income of $110,000 from its investment in Indeck Maine compared to an equity loss of $477,000 for the 2004 period. The increase in equity income of $587,000 was primarily due to an increase in gross profit resulting from the resumption of operations of the Eastport Plant in May 2004.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Total revenues increased $1.2 million, or 60%, to $3.2 million in the second quarter of 2004 compared to $2 million in the second quarter of 2003. This increase was primarily due to an increase of $1 million in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for the three months ended June 30, 2004 was $2.5 million compared to $1.8 million for the same period in 2003, an increase of $700,000, or 38.9%. The increase was primarily due to higher royalty expense of $356,000 driven by increased revenues at Ridgewood Providence. In addition, for the second quarter of 2004, cost of revenues also increased due to increased parts and materials expense of $127,000 and repairs and maintenance expense of $132,000.

For the second quarter of 2004, the Trust recorded equity income of $555,000 from its investment in Maine Hydro compared to $270,000 for the same period in 2003. The increase of $285,000 was primarily due to other income recorded for the settlement of a legal complaint with the prior manager of Maine Hydro.

For the second quarter of 2004, the Trust recorded an equity loss of $477,000 from its investment in Indeck Maine compared to equity income of $346,000 for the same period in 2003. The decrease in equity income of $823,000 in the second quarter of 2004 was primarily due to an increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

Minority interest in the earnings of subsidiaries increased $171,000 from $72,000 in the second quarter of 2003 to $243,000 in the second quarter of 2004. The increase was primarily due to the increase in renewable attribute revenue from Ridgewood Providence.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Total revenues in the first quarter of 2005 of $3.1 million were comparable to revenues of $3.2 million in the first quarter of 2004.

Cost of revenues for the first quarter of 2005 was $2.2 million compared to $2.4 million for the first quarter of 2004, a decrease of $200,000, or 8.3%. The decrease was primarily due to decreases in repairs and maintenance expense of $163,000 and parts and materials expense of $66,000.

The management fee due to the Managing Shareholder was $112,000 and $119,000 for the three-months ended March 31, 2005 and 2004, respectively.

For the first quarter of 2005, the Trust recorded equity income of $226,000 from its investment in Maine Hydro compared to $66,000 for the same period in 2004, an increase of $160,000, primarily due to an increase in revenues from higher production in the first quarter of 2005.

Minority interest in the earnings of subsidiaries increased $62,000 from $281,000 for the first quarter of 2004 to $343,000 for the first quarter of 2005.

Total assets at March 31, 2005 were $21.9 million, a decrease of $200,000 from the December 31, 2004 balance of $22.1 million. The decrease was primarily due to decreases in cash and cash equivalents of $648,000 and notes receivable of $504,000, partially offset by increases of $537,000 and $503,000 in accounts receivable and due from affiliates, respectively. Total liabilities increased $200,000 from $7.2 million at December 31, 2004 to $7.4 million at March 31, 2005. This increase in total liabilities was primarily due to increases of $412,000 in accounts payable and $342,000 in minority interest, partially offset by decreases of $399,000 and $159,000 in due to affiliates and accrued royalty expense, respectively.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Total revenues increased $800,000, or 33.3%, to $3.2 million in the first quarter of 2004 compared to $2.4 million in the first quarter of 2003. The increase was primarily due to an increase of $797,000 in renewable attribute revenue from Ridgewood Providence. In addition to its 2003 qualification status in the State of Massachusetts energy market, Ridgewood Providence began to sell its energy in the State of Connecticut energy market as well in the first quarter of 2004.

Cost of revenues for the first quarter of 2004 was $2.4 million compared to $1.8 million in the first quarter of 2003. The increase of $600,000, or 33.3%, was primarily due to higher royalty expense of $337,000 driven by increased revenues of Ridgewood Providence. The increase was also due to increases in parts and materials expense of $83,000 and repairs and maintenance expense of $139,000 for the 2004 period.

The management fee due to the Managing Shareholder was $119,000 and $142,000 for the first quarter of 2004 and 2003, respectively. The decrease in management fees of $23,000 was due to the lower beginning net asset balance of the Trust.

For the first quarter of 2004, the Trust recorded equity income of $66,000 from its investment in Maine Hydro compared to an equity loss of $60,000 for the same period in 2003. The increase in equity income of $126,000 was primarily due to increased revenues and decreased insurance, labor and deprecation expenses.

For the first quarter of 2004, the Trust recorded an equity loss of $615,000 from its investment in Indeck Maine compared to $177,000 in the 2003 period. The increase in equity loss of $438,000 was primarily due to an increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

Minority interest in the earnings of subsidiaries increased $72,000 from $209,000 in the first quarter of 2003 to $281,000 in the first quarter of 2004. This was primarily due to the increase in renewable attribute revenue from Ridgewood Providence.

Total assets at March 31, 2004 were $23.2 million, a decrease of $1.4 million from the December 31, 2003 balance of $24.6 million. This decrease was primarily due to a decrease of $757,000 in restricted cash and $550,000 in investments, partially offset by an increase in accounts receivable of $521,000. Total liabilities decreased $800,000 from $8.7 million at December 31, 2003 to $7.9 million at March 31, 2004, primarily due to a decrease of $867,000 in long-term debt resulting from Ridgewood Providence paying off the remaining balance of the loan in the first quarter of 2004.

Liquidity and Capital Resources

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $639,000, a decrease of $93,000 from December 31, 2004. The cash flows for the year 2005 were $3.9 million provided by operating activities, $1.2 million used in investing activities and $2.8 million used in financing activities.

In 2005, the Trust’s operating activities generated cash of $3.9 million compared to $4.1 million in 2004, a decrease of $200,000, primarily due to an increase in accounts receivable partially offset by an increase in net income.

In 2005, investing activities used $1.2 million compared to $1 million in 2004. The increase was primarily due to the $207,000 loan to Ridgewood Power B Fund/Providence Expansion (“B Fund”).

In 2005, the Trust used cash of $2.8 million in financing activities, primarily as a result of $1.5 million used for cash distributions to minority interest holders and $1.3 million for cash distributions to shareholders. In 2004, the Trust used $3.1 million of cash in financing activities primarily as a result of $1.5 million used for cash distributions to shareholders, $1.6 million in cash distributions to minority interest holders and $867,000 for term loan repayments. In addition in 2004 , the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement.

Year ended December 31, 2004 compared to the year ended December 31, 2003

At December 31, 2004, the Trust had cash and cash equivalents of $732,000, a decrease of $39,000 from December 31, 2003. The cash flows for the year 2004 were $4.1 million provided by operating activities, $1 million used in investing activities and $3.1 million used in financing activities.

In 2004, the Trust’s operating activities provided cash of $4.1 million compared to $4.9 million in 2003, a decrease of $800,000, primarily due to an increase in accounts receivable and other assets, partially offset by an increase in revenues.

In 2004, investing activities used cash of $1 million compared to $306,000 in 2003, an increase of $694,000. The increase in cash used was primarily due to an increase of $700,000 in loans to Indeck Maine.

In 2004, the Trust used cash of $3.1 million in financing activities, including $1.5 million for distributions to shareholders, $1.6 million for distributions to minority interest holders and $867,000 for term loan repayments. In addition, the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement. In 2003, the Trust used $3.8 million of cash in financing activities, primarily the result of $1 million used to repay the term loan, $1.4 million used for distributions to shareholders, $676,000 used for distributions to minority interest holders and $757,000 segregated as restricted cash.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

At September 30, 2005, the Trust had cash and cash equivalents of $1.1 million, an increase of $400,000 from December 31, 2004. The cash flows for the first nine months of 2005 were $2.5 million provided by operating activities, $1.2 million used in investing activities and $909,000 used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2005 was $2.5 million as compared to $3.4 million for the nine months ended September 30, 2004. The decrease in cash flow from operating activities in the first nine months of 2005 compared to the same period in 2004 was primarily due to an increase in net due to/from affiliates.

Cash used in investing activities was $1.2 million for the first nine months of 2005 as compared to $1 million for the first nine months of 2004. The increase was primarily due to a $207,000 loan to the B Fund in the 2005 period.

Cash used in financing activities for the first nine months of 2005 was $909,000 as compared to $2.3 million for the first nine months of 2004. In the nine months ended September 30, 2005, cash used in financing activities included $482,000 in cash distributions to shareholders and $427,000 in cash contributions to minority interest holders. In the nine months ended September 30, 2004, cash used in financing activities included $963,000 for distributions to shareholders, $1.2 million for distributions to minority interest holders and $867,000 for term loan repayments. In addition, in the 2004 period, the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

At September 30, 2004, the Trust had cash and cash equivalents of $839,000, an increase of $68,000 from December 31, 2003. The cash flows for the first nine months of 2004 were $3.4 million provided by operating activities, $1 million used in investing activities and $2.3 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2004 was $3.4 million as compared to $3.3 million for the nine months ended September 30, 2003. The increase in cash flow was primarily due to a decrease in due to/from affiliates, partially offset by increases in revenue and accounts receivable.

Cash used in investing activities was $1 million during the first nine months of 2004 as compared to $300,000 in the first nine months of 2003 due to an increase of $700,000 in loans to Indeck Maine.

Cash used in financing activities for the first nine months of 2004 was $2.3 million compared to $3 million for the first nine months of 2003. The decrease in cash used in financing activities was due to the application of $757,000 of restricted cash against the loan balance, partially offset by an increase in cash distributions to minority interest holders.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

At June 30, 2005, the Trust had cash and cash equivalents of $393,000, a decrease of $339,000 from December 31, 2004. The decrease was the result of $1.6 million provided by operating activities, $1 million used in investing activities and $908,000 used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2005 was $1.6 million compared to $1.2 million for the six months ended June 30, 2004. The increase in cash flow compared to 2004 was primarily due to a smaller increase in accounts receivable in the 2005 period as compared to the 2004 period and an increase in accounts payable.

Cash used in investing activities was $1 million for each of the first six months of 2005 and 2004. Cash used in both periods was for loans to Indeck Maine.

Cash used in financing activities for the first half of 2005 was $908,000 compared to $592,000 for the first half of 2004. In 2005, cash used in financing activities included $482,000 in cash distributions to shareholders and $426,000 in cash distributions to minority interest holders. In the first six months of 2004, financing activities included $482,000 in cash distributions to shareholders and $867,000 in repayment of a term loan. In addition, in the 2004 period, the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

At June 30, 2004, the Trust had cash and cash equivalents of $354,000, a decrease of $417,000 from December 31, 2003. The decrease was the result of $1.2 million provided by operating activities, $1 million used in investing activities and $592,000 used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2004 was $1.2 million as compared to $2.5 million for the six months ended June 30, 2003. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable.

Cash used in investing activities was $1 million during the first six months of 2004 as compared to $300,000 in the first six months of 2003. The increase in cash used was primarily due to an increase in loans to Indeck Maine of $700,000.

Cash used in financing activities for the first half of 2004 was $592,000 compared to $2 million in the first half of 2003. The decrease in cash used in financing activities was primarily due to a decrease in cash distributions to shareholders of $240,000, partially offset by an increase of $408,000 in term loan repayments. In addition, in the 2004 period, the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

At March 31, 2005, the Trust had cash and cash equivalents of $84,000, a decrease of $648,000 from December 31, 2004. The decrease was primarily the result of $166,000 used in operating activities and $482,000 used in financing activities.

Cash used in operating activities for the three months ended March 31, 2005 was $166,000 compared to cash provided of $213,000 for the three months ended March 31, 2004. The decrease in cash flow in the first quarter 2005 compared to the 2004 period was primarily due to an increase in net due to/from affiliates partially offset by an increase in accounts payable.

Cash used in financing activities for the first quarter of 2005 was $482,000 compared to $351,000 in the first quarter of 2004. In the first quarter of 2005, cash used in financing activities was for cash distributions to shareholders. In the first quarter of 2004, financing activities included $241,000 in cash distributions to shareholders and $867,000 of term loan repayments. In addition, in the 2004 period, the restricted cash balance of $757,000 was applied to the outstanding term loan in accordance with the loan agreement.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

At March 31, 2004, the Trust had cash and cash equivalents of $625,000, a decrease of $146,000 from December 31, 2003. The decrease was the result of $213,000 provided by operating activities, $8,000 used in investing activities and $351,000 used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2004 was $213,000 compared to $1.6 million for the three months ended March 31, 2003. The decrease of $1.4 million in cash flows from operating activities was primarily the result of increases in accounts receivable, prepaid expenses and other assets.

Cash used in investing activities was $8,000 during the first three months of 2004 as compared to $300,000 in the first three months of 2003. Cash used in the 2004 period was for capital expenditures. Cash used in the 2003 period was for loans to Indeck Maine.

Cash used in financing activities for the first quarter of 2004 was $351,000 compared to $1.3 million in the first quarter of 2003. In the first quarter of 2004, cash used in financing activities included repayment of $867,000 of the term loan as compared to $230,000 in the first quarter of 2003, an increase of $637,000. In addition, $757,000 of cash restricted in the first quarter of 2003 was applied to the outstanding term loan in the first quarter of 2004 in accordance with the loan agreement.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to the Trust.

Contractual Obligations and Commitments

As of December 31, 2003, Ridgewood Providence owed $867,000 bearing interest at a rate of 9.6% per annum, which was paid off in full by the first quarter of 2004, as described in Note 9 to the Trust’s Consolidated Financial Statements contained elsewhere in this Form 10-K.

Recent Accounting Pronouncements

SFAS 143 and FIN 47

 In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on its consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on its consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on its consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2 of the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Managing Shareholder of the Trust dismissed Perelson Weiner as the Trust’s independent registered public accountants effective June 8, 2006. Perelson Weiner was engaged as the independent accountants of the Trust as of January 14, 2004 after the Trust dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants, as reported on a Form 8-K filed by the Trust with the SEC on January 20, 2004.

For the period January 14, 2004 through June 8, 2006, there were no (1) disagreements with Perelson Weiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

A. Disagreements

1.
The Trust recorded $127,053 in royalty expense for the year ended December 31, 2004. Perelson Weiner has questioned whether this expense should have been accrued in the year ended December 31, 2003. This change would result in an increase of $127,053 in the Trust’s net income for the year ended December 31, 2004 and a corresponding decrease in the Trust’s net income for the year ended December 31, 2003.

2.
Perelson Weiner identified an adjustment in connection with the uncompleted audit of another trust managed by the Managing Shareholder which owns a portion of a project also owned in part by the Trust that would require the Trust to recognize an increase in the Trust’s interest in equity income from, and investment in, an affiliate of approximately $165,596 for the year ended December 31, 2004.

3.
Perelson Weiner has identified an inconsistency relating to the Trust’s allocation in the consolidated financial statements of net income (loss) between the Managing Shareholder and other shareholders of the Trust and the terms of the Amended Declaration of Trust. The effect of this adjustment, if made, would decrease income allocated to the shareholders (but not cash distributions), and increase income allocated to the Managing Shareholder (but not cash distributions), by approximately $137,310 in the year ended December 31, 2004.

4.	Perelson Weiner has questioned the allocation of purchase price related to the initial recognition of the Trust’s investment in Indeck Maine to property, plant and equipment.

B. Reportable Events

Perelson Weiner identified the following material deficiencies in disclosure controls and procedures, which are reportable events: (i) a lack of automation and integration in the Trust’s accounting and financial reporting software, which caused the Trust to be unable to timely comply with its financial reporting responsibilities, (ii) a lack of sufficient personnel with relevant experience to maintain and operate the Trust’s accounting and financial reporting software and to develop and administer additional disclosure controls and procedures to enable the Trust to comply on a timely basis with its financial reporting obligations, and (iii) disclosure controls and procedures that were insufficient to enable the Trust to meet its financial reporting and disclosure obligations in an accurate and timely manner.

See Footnote 2 to the Trust’s consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of restatements to its previously issued financial statements.

For the year ended December 31, 2002 and for the period through January 14, 2004, there were no (1) disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As reported on a Form 8-K filed on July 13, 2006, the Managing Shareholder of the Trust appointed Grant Thornton LLP as the Trust’s independent registered public accounting firm effective July 12, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2003 and for each quarter through September 30, 2004 and such reviews revealed no material weaknesses in the Trust’s disclosure controls and procedures. Additional reviews were conducted as of the end of each of the periods ended December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. These additional reviews indicated material weaknesses, of which the following continue to exist as material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, over both foreign and US operations, that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act. Additionally, upon further examination of the Trust’s previously issued financial statements, various accounting errors were identified. As reported under Item 4.02 of the Form 8-K filed by the Trust on October 10, 2007, management of the Trust concluded that the Trust’s previously issued financial statements for the periods ended March 31, 2003 and thereafter should no longer be relied upon and should be restated to correct for identified errors detected by management.

The primary cause of the above weaknesses was a lack of sufficiently qualified personnel. The Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to review procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

•
In August 2006, engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and implementation of recommended procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

The Trust also concluded as part of the reviews subsequent to September 30, 2004, that it had material weaknesses regarding system automation and identification of material transactions. The Trust also believes that as of December 31, 2005, it has implemented changes in internal control to address those weaknesses. As a result of the implemented controls, the Trust no longer considers those items to be material weaknesses.

Trust management, under the supervision of its Chief Executive Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of each of the periods covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of each of the periods covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

ITEM 9B.  OTHER INFORMATION; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; DEFAULTS UPON SENIOR SECURITIES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 46
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 47
Executive Vice President and Chief Financial Officer (1)	2005

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust since January 2006 and served as Chief Operating Officer of the Trust from January 2004 until January 2006. Mr. Holmes has also served as the President and Chief Operating Officer of the Managing Shareholder, and affiliated Power Trusts and LLCs since January 2004. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President of the Trust, the Managing Shareholder, and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007. Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLPE Holdings. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust to not have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions”.

Each investor in the Trust consented to the terms and conditions of the Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days prior notice by a majority in interest of the shareholders or the Managing Shareholder. The Management Agreement is subject to amendment by the parties upon the approval of a majority in interest of the investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Randall D. Holmes, Robert E. Swanson, Douglas R. Wilson, Daniel V. Gulino and Robert L. Gold during the years ended December 31, 2005, 2004 and 2003 as they each failed to timely file Form 3 and Robert E. Swanson failed to timely file Form 4. All such required reports have since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust. They provide managerial services to the Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other Funds managed by the Managing Shareholder and its affiliates.

The Managing Shareholder is entitled to receive management fees from the Trust and may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2005 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Trust; and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 476.8875 Investor Shares outstanding at December 31, 2005. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.0331	*
Executive officers as a group	2.0331	*

*           Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trusts’ prior year net asset value which equals $447,000, $476,000 and $557,000 for the years ended December 31, 2005, 2004 and 2003, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $55,000, $52,000 and $30,000, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2005, 2004 and 2003, the Trust made management fee payments to the Managing Shareholder of $481,000, $429,000 and $270,000, respectively.   In the fourth quarter of 2006, the Managing Shareholder forgave $456,000 of the unpaid accrued management fees which was recorded as deemed capital contributions.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $13,000, $14,000 and $15,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. The Trust has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003

Audit Fees*	$173	$173	$214
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$173	$173	$214

* These fees are being borne by the Managing Shareholder.

The above table excludes fees for services rendered by Perelson Weiner LLP, the Trust’s original principal accountant for the Trust’s 2003 audit. Total fees for services rendered by Perelson Weiner LLP for the Trust’s original 2003 audit and for 2003 tax services totaled $25,000 and $30,000, respectively.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.			Description

3	(i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on or about January 24, 1995).

3	(i)(B)	*	Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003.

3	(i)(C)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on or about January 24, 1995).

Exhibit No.			Description

3	(i)(D)		Amendment No. 1 to Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3	(i)(E)		Amendment No. 2 to the Amended and Restated Declaration of Trust (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001).

3	(i)(F)	*	Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005.

10.1		#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1995 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

14			Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21		*	Subsidiaries of the Registrant.

31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2		*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32		*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

99.1		*	Financial statements of Indeck Maine Energy, LLC.

99.2		*	Financial statements of Ridgewood Maine Hydro Partners, LP.
____________________

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)           Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: October 30, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	October 30, 2007
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)	October 30, 2007

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By:
/s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	October 30, 2007
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST IV

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005, 2004 and 2003	F-3
Consolidated Statements of Operations for the three years ended December 31, 2005	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three years ended December 31, 2005	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2005	F-6
Consolidated Balance Sheets (unaudited) at September 30, 2005, June 30, 2005, March 31, 2005	F-7
Consolidated Balance Sheets (unaudited) at September 30, 2004, June 30, 2004, March 31, 2004	F-8
Consolidated Balance Sheets (unaudited) at September 30, 2003, June 30, 2003, March 31, 2003	F-9
Consolidated Statements of Operations (unaudited) for the nine and three months ended September 30, 2005, 2004 and 2003	F-10
Consolidated Statements of Operations (unaudited) for the six and three months ended June 30, 2005, 2004 and 2003	F-11
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005, 2004 and 2003	F-12
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) for the three months, six months and nine months ended March 31, June 30, September 30, for 2003, 2004 and 2005	F-13
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005, 2004 and 2003	F-14
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005, 2004 and 2003	F-15
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005, 2004 and 2003	F-16
Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
        Ridgewood Electric Power Trust IV

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust IV (a Delaware trust) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2003 have been restated as discussed in Note 2 to the consolidated financial statements.

/s/ GRANT THORNTON LLP
Edison, New Jersey
October 30, 2007

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets
December 31,

(in thousands, except share amounts)	2005	2004	2003
ASSETS			(Restated)
Current assets:
Cash and cash equivalents	$639	$732	$771
Restricted cash	-	-	757
Accounts receivable	2,045	1,415	972
Notes receivable, affiliates - current portion	207	-	-
Due from affiliates	95	422	701
Prepaid expenses and other current assets	102	115	77
Total current assets	3,088	2,684	3,278
Notes receivable, affiliates - noncurrent portion	4,926	2,882	2,417
Investments	4,174	2,890	4,163
Plant and equipment, net	9,351	10,234	11,029
Intangibles, net	2,460	3,064	3,667
Other assets	405	300	-

Total assets	$24,404	$22,054	$24,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$582	$251	$244
Accrued royalty expense	409	357	222
Long-term debt	-	-	867
Due to affiliates	943	1,489	1,879
Total current liabilities	1,934	2,097	3,212
Minority interest	4,632	5,070	5,489
Total liabilities	6,566	7,167	8,701

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and
outstanding)	17,928	15,006	16,083
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(90)	(119)	(230)
Total shareholders’ equity	17,838	14,887	15,853

Total liabilities and shareholders’ equity	$24,404	$22,054	$24,554

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations
Years ended December 31,

(in thousands, except per share amounts)	2005	2004	2003
			(Restated)
Power generation revenue	$7,676	$7,979	$7,747
Renewable attribute revenue	4,014	4,177	804
Sublease revenue	571	571	554
Total revenues	12,261	12,727	9,105

Cost of revenues	9,379	9,483	7,477

Gross profit	2,882	3,244	1,628

Operating expenses (income):
General and administrative expenses	316	174	331
Management fee to the Managing Shareholder	447	476	557
Impairment of plant and equipment	-	-	227
Other operating income	-	-	(160)
Total operating expenses	763	650	955

Income from operations	2,119	2,594	673

Other income (expense):
Interest income	354	172	113
Interest expense	(67)	(67)	(159)
Equity in income (loss) of Maine Hydro	616	529	(546)
Equity in income (loss) of Indeck Maine	2,215	(1,630)	(821)
Total other income (expense), net	3,118	(996)	(1,413)

Income (loss) before minority interest	5,237	1,598	(740)

Minority interest in the earnings of subsidiaries	(1,021)	(1,150)	(574)

Net income (loss)	$4,216	$448	$(1,314)

Managing Shareholder - Net income (loss)	$42	$125	$(13)
Shareholders' - Net income (loss)	$4,174	$323	$(1,301)
Net income (loss) per Investor Share	$8,752	$677	$(2,728)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
Years Ended December 31, 2005, 2004 and 2003

(in thousands)
		Managing
	Shareholders'	Shareholder	Total

Balance at January 1, 2003, restated	$18,784	$(202)	$18,582
Net loss, restated	(1,301)	(13)	(1,314)
Capital contributions	30	-	30
Cash distributions	(1,430)	(15)	(1,445)
Balance at December 31, 2003, restated	16,083	(230)	15,853
Net income	323	125	448
Capital contributions	52	-	52
Cash distributions	(1,452)	(14)	(1,466)
Balance at December 31, 2004	15,006	(119)	14,887
Net income	4,174	42	4,216
Capital contributions	55	-	55
Cash distributions	(1,307)	(13)	(1,320)
Balance at December 31, 2005	$17,928	$(90)	$17,838

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows
Years ended December 31,

(in thousands)	2005	2004	2003
			(Restated)
Cash flows from operating activities:
Net income (loss)	$4,216	$448	$(1,314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,389	1,407	1,479
Change in rotable spare parts	97	28	(98)
Interest forgiveness on unpaid management fees	55	52	30
Impairment of plant and equipment	-	-	227
Interest income on notes receivable	(339)	(172)	(104)
Minority interest in the earnings of subsidiaries	1,021	1,150	574
Equity interest in (income) loss of:
Maine Hydro	(616)	(529)	546
Indeck Maine	(2,215)	1,630	821
Cash distributions from Maine Hydro	842	877	603
Changes in operating assets and liabilities:
Accounts receivable	(630)	(443)	296
Prepaid expenses and other current assets	13	(38)	272
Accounts payable	331	7	(107)
Accrued royalty expense	52	135	222
Due to/from affiliates, net	(219)	(111)	658
Other assets	(105)	(300)	750
Total adjustments	(324)	3,693	6,169
Net cash provided by operating activities	3,892	4,141	4,855

Cash flows from investing activities:
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Loans to Ridgewood Power B Fund/Providence Expansion	(207)	-	-
Capital expenditures	-	(35)	(6)
Net cash used in investing activities	(1,207)	(1,035)	(306)

Cash flows from financing activities:
Cash distributions to minority interest	(1,458)	(1,569)	(676)
Cash distributions to shareholders	(1,320)	(1,466)	(1,445)
Repayments of term loan	-	(867)	(955)
Change in restricted cash	-	757	(757)
Net cash used in financing activities	(2,778)	(3,145)	(3,833)

Net (decrease) increase in cash and cash equivalents	(93)	(39)	716
Cash and cash equivalents, beginning of period	732	771	55
Cash and cash equivalents, end of period	$639	$732	$771

Supplemental disclosure of cash flow information:
Interest paid	$-	$14	$130

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2005
	September 30	June 30	March 31
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$393	$84
Accounts receivable	1,890	1,857	1,952
Notes receivable, affiliates - current portion	207	-	-
Due from affiliates	388	310	925
Prepaid expenses and other current assets	105	73	166
Total current assets	3,722	2,633	3,127
Notes receivable, affiliates - noncurrent portion	4,825	3,569	2,378
Investments	2,855	2,754	3,116
Plant and equipment, net	9,645	9,841	10,037
Intangibles, net	2,612	2,763	2,913
Other assets	405	405	300

Total assets	$24,064	$21,965	$21,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$630	$707	$663
Accrued royalty expense	88	86	198
Due to affiliates	784	604	1,090
Total current liabilities	1,502	1,397	1,951
Minority interest	5,482	5,203	5,412
Total liabilities	6,984	6,600	7,363

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,177	15,479	14,631
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(97)	(114)	(123)
Total shareholders’ equity	17,080	15,365	14,508

Total liabilities and shareholders’ equity	$24,064	$21,965	$21,871

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2004
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$839	$354	$625
Accounts receivable	1,961	2,043	1,493
Due from affiliates	14	501	531
Prepaid expenses and other current assets	114	71	97
Total current assets	2,928	2,969	2,746
Notes receivable, affiliates	2,995	3,308	2,443
Investments	3,854	3,859	3,613
Plant and equipment, net	10,476	10,672	10,841
Intangibles, net	3,215	3,365	3,516
Other assets	225	150	75

Total assets	$23,693	$24,323	$23,234

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$446	$399	$528
Accrued royalty expense	122	215	221
Due to affiliates	2,618	2,178	1,356
Total current liabilities	3,186	2,792	2,105
Minority interest	5,199	6,013	5,770
Total liabilities	8,385	8,805	7,875

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	15,427	15,637	15,594
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(119)	(119)	(235)
Total shareholders’ equity	15,308	15,518	15,359

Total liabilities and shareholders’ equity	$23,693	$24,323	$23,234

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2003
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$112	$171	$9
Restricted cash	755	853	851
Accounts receivable	1,320	1,272	1,234
Due from affiliates	314	508	502
Prepaid expenses and other current assets	94	81	82
Total current assets	2,595	2,885	2,678
Notes receivable, affiliates	2,371	2,352	2,332
Investments	5,777	6,511	5,896
Plant and equipment, net	11,393	11,608	11,819
Intangibles, net	3,817	3,968	4,119

Total assets	$25,953	$27,324	$26,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346	$322	$297
Accrued royalty expense	-	88	92
Long-term debt - current portion	1,025	1,002	978
Due to affiliates	1,538	1,296	821
Total current liabilities	2,909	2,708	2,188
Long-term debt - noncurrent portion	90	361	614
Minority interest	5,472	5,872	5,801
Total liabilities	8,471	8,941	8,603

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,695	18,587	18,446
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(213)	(204)	(205)
Total shareholders’ equity	17,482	18,383	18,241

Total liabilities and shareholders’ equity	$25,953	$27,324	$26,844

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations (unaudited)

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Power generation revenue	$5,703	$5,975	$5,770	$1,914	$1,990	$1,986
Renewable attribute revenue	2,942	3,130	349	939	982	-
Sublease revenue	428	430	415	143	142	138
Total revenues	9,073	9,535	6,534	2,996	3,114	2,124

Cost of revenues	6,704	6,886	5,385	2,162	1,978	1,851

Gross profit	2,369	2,649	1,149	834	1,136	273

Operating expenses:
General and administrative expenses	229	163	191	68	10	65
Management fee to the Managing Shareholder	335	357	427	112	119	143
Other operating income	-	-	(160)	-	-	(160)
Total operating expenses	564	520	458	180	129	48

Income from operations	1,805	2,129	691	654	1,007	225

Other income (expense):
Interest income	238	94	66	101	35	22
Interest expense	(41)	(53)	(109)	(16)	(14)	(24)
Equity in income (loss) of Maine Hydro	484	616	(107)	(222)	(5)	(317)
Equity in income (loss) of Indeck Maine	1,028	(1,439)	(248)	1,478	(347)	(417)
Other income (expense), net	1,709	(782)	(398)	1,341	(331)	(736)

Income (loss) before minority interest	3,514	1,347	293	1,995	676	(511)

Minority interest in the earnings of subsidiaries	(839)	(929)	(430)	(280)	(405)	(149)

Net income (loss)	$2,675	$418	$(137)	$1,715	$271	$(660)

Managing Shareholder - Net income (loss)	$27	$121	$(1)	$17	$5	$(6)
Shareholders' - Net income (loss)	$2,648	$297	$(136)	$1,698	$266	$(654)
Net income (loss) per Investor Share	$5,553	$623	$(284)	$3,560	$558	$(1,370)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Power generation revenue	$3,789	$3,985	$3,784	$1,872	$2,027	$1,886
Renewable attribute revenue	2,003	2,148	349	946	1,014	12
Sublease revenue	285	288	277	142	150	139
Total revenues	6,077	6,421	4,410	2,960	3,191	2,037

Cost of revenues	4,542	4,908	3,534	2,340	2,477	1,766

Gross profit	1,535	1,513	876	620	714	271

Operating expense:
General and administrative expenses	161	153	126	94	49	29
Management fee to the Managing Shareholder	223	238	284	111	119	142
Total operating expenses	384	391	410	205	168	171

Income from operations	1,151	1,122	466	415	546	100

Other income (expense):
Interest income	137	59	44	81	32	22
Interest expense	(25)	(39)	(85)	(13)	(13)	(43)
Equity in income of Maine Hydro	706	621	210	480	555	270
Equity in (loss) income of Indeck Maine	(450)	(1,092)	169	110	(477)	346
Other income (expense), net	368	(451)	338	658	97	595

Income before minority interest	1,519	671	804	1,073	643	695

Minority interest in the earnings of subsidiaries	(559)	(524)	(281)	(216)	(243)	(72)

Net income	$960	$147	$523	$857	$400	$623

Managing Shareholder - Net income	$10	$116	$5	$9	$119	$6
Shareholders' - Net income	$950	$31	$518	$848	$281	$617
Net income per Investor Share	$1,993	$65	$1,086	$1,779	$590	$1,293
The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Power generation revenue	$1,917	$1,958	$1,898
Renewable attribute revenue	1,057	1,134	337
Sublease revenue	143	138	138
Total revenues	3,117	3,230	2,373

Cost of revenues	2,202	2,431	1,768

Gross profit	915	799	605

Operating expense:
General and administrative expenses	67	104	97
Management fee to the Managing Shareholder	112	119	142
Total operating expenses	179	223	239

Income from operations	736	576	366

Other income (expense):
Interest income	56	27	22
Interest expense	(12)	(26)	(42)
Equity in income (loss) of Maine Hydro	226	66	(60)
Equity in loss of Indeck Maine	(560)	(615)	(177)
Other expense, net	(290)	(548)	(257)

Income before minority interest	446	28	109

Minority interest in the earnings of subsidiaries	(343)	(281)	(209)

Net income (loss)	$103	$(253)	$(100)

Managing Shareholder - Net income (loss)	$1	$(3)	$(1)
Shareholders' - Net income (loss)	$102	$(250)	$(99)
Net income (loss) per Investor Share	$214	$(525)	$(208)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
Three Months, Six Months and Nine Months Ended March, June and September for 2003, 2004 and 2005 (unaudited)

(in thousands)		Managing
	Shareholders'	Shareholder	Total
Three months ended 3/31/03
Balance at January 1, 2003, restated	$18,784	$(202)	$18,582
Net loss, restated	(99)	(1)	(100)
Cash distributions	(239)	(2)	(241)
Balance at March 31, 2003, restated	$18,446	$(205)	$18,241

Six months ended 6/30/03
Balance at January 1, 2003, restated	$18,784	$(202)	$18,582
Net income, restated	518	5	523
Cash distributions	(715)	(7)	(722)
Balance at June 30, 2003, restated	$18,587	$(204)	$18,383

Nine months ended 9/30/03
Balance at January 1, 2003, restated	$18,784	$(202)	$18,582
Net loss, restated	(136)	(1)	(137)
Cash distributions	(953)	(10)	(963)
Balance at September 30, 2003, restated	$17,695	$(213)	$17,482

Three months ended 3/31/04
Balance at January 1, 2004, restated	$16,083	$(230)	$15,853
Net loss, restated	(250)	(3)	(253)
Cash distributions	(239)	(2)	(241)
Balance at March 31, 2004, restated	$15,594	$(235)	$15,359

Six months ended 6/30/04
Balance at January 1, 2004, restated	$16,083	$(230)	$15,853
Net income, restated	31	116	147
Cash distributions	(477)	(5)	(482)
Balance at June 30, 2004, restated	$15,637	$(119)	$15,518

Nine months ended 9/30/04
Balance at January 1, 2004, restated	$16,083	$(230)	$15,853
Net income, restated	297	121	418
Cash distributions	(953)	(10)	(963)
Balance at September 30, 2004, restated	$15,427	$(119)	$15,308

Three months ended 3/31/05
Balance at January 1, 2005	$15,006	$(119)	$14,887
Net income	102	1	103
Cash distributions	(477)	(5)	(482)
Balance at March 31, 2005	$14,631	$(123)	$14,508

Six months ended 6/30/05
Balance at January 1, 2005	$15,006	$(119)	$14,887
Net income	950	10	960
Cash distributions	(477)	(5)	(482)
Balance at June 30, 2005	$15,479	$(114)	$15,365

Nine months ended 9/30/05
Balance at January 1, 2005	$15,006	$(119)	$14,887
Net income	2,648	27	2,675
Cash distributions	(477)	(5)	(482)
Balance at September 30, 2005	$17,177	$(97)	$17,080

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Nine Months Ended September 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$2,675	$418	$(137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,041	1,041	1,088
Interest income on notes receivable	(238)	(93)	(58)
Minority interest in the earnings of subsidiaries	839	929	430
Equity interest in (income) loss of:
Maine Hydro	(484)	(616)	107
Indeck Maine	(1,028)	1,439	248
Cash distributions from Maine Hydro	842	-	-
Changes in operating assets and liabilities:
Accounts receivable	(475)	(989)	(52)
Prepaid expenses and other current assets	10	(37)	255
Other assets	(105)	(225)	750
Accounts payable	379	203	(5)
Accrued royalty expense	(269)	(100)	-
Due to/from affiliates, net	(671)	1,426	704
Total adjustments	(159)	2,978	3,467
Net cash provided by operating activities	2,516	3,396	3,330

Cash flows from investing activities:
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Loans to Ridgewood Power B Fund/Providence Expansion	(207)	-	-
Capital expenditures	-	(36)	-
Net cash used in investing activities	(1,207)	(1,036)	(300)

Cash flows from financing activities:
Cash distributions to minority interest	(427)	(1,219)	(546)
Cash distributions to shareholders	(482)	(963)	(963)
Repayments of term loan	-	(867)	(707)
Change in restricted cash	-	757	(757)
Net cash used in financing activities	(909)	(2,292)	(2,973)

Net increase in cash and cash equivalents	400	68	57
Cash and cash equivalents, beginning of period	732	771	55
Cash and cash equivalents, end of period	$1,132	$839	$112

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$109

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$960	$147	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694	695	722
Interest income on notes receivable	(137)	(58)	(39)
Minority interest in the earnings of subsidiaries	559	524	281
Equity interest in (income) loss of:
Maine Hydro	(706)	(621)	(210)
Indeck Maine	450	1,092	(169)
Cash distributions from Maine Hydro	842	-	-
Changes in operating assets and liabilities:
Accounts receivable	(442)	(1,071)	(4)
Prepaid expenses and other current assets	42	7	268
Other assets	(105)	(150)	750
Accounts payable	456	157	(28)
Accrued royalty expense	(271)	(7)	88
Due to/from affiliates, net	(773)	496	268
Total adjustments	609	1,064	1,927
Net cash provided by operating activities	1,569	1,211	2,450

Cash flows from investing activities:
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Capital expenditures	-	(36)	-
Net cash used in investing activities	(1,000)	(1,036)	(300)

Cash flows from financing activities:
Cash distributions to minority interest	(426)	-	-
Cash distributions to shareholders	(482)	(482)	(722)
Repayments of term loan	-	(867)	(459)
Change in restricted cash	-	757	(853)
Net cash used in financing activities	(908)	(592)	(2,034)

Net (decrease) increase in cash and cash equivalents	(339)	(417)	116
Cash and cash equivalents, beginning of period	732	771	55
Cash and cash equivalents, end of period	$393	$354	$171

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$78

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust IV
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$103	$(253)	$(100)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	348	347	360
Interest income on notes receivable	(56)	(26)	(19)
Minority interest in the earnings of subsidiaries	342	281	209
Equity interest in (income) loss of:
Maine Hydro	(226)	(66)	60
Indeck Maine	560	615	177
Changes in operating assets and liabilities:
Accounts receivable	(537)	(522)	34
Prepaid expenses and other current assets	(51)	(20)	267
Other assets	-	(75)	750
Accounts payable	412	285	(54)
Accrued royalty expense	(159)	(1)	92
Due to/from affiliates, net	(902)	(352)	(200)
Total adjustments	(269)	466	1,676
Net cash (used in) provided by operating activities	(166)	213	1,576

Cash flows from investing activities:
Loans to Indeck Maine	-	-	(300)
Capital expenditures	-	(8)	-
Net cash used in investing activities	-	(8)	(300)

Cash flows from financing activities:
Cash distributions to shareholders	(482)	(241)	(241)
Repayments of term loan	-	(867)	(230)
Change in restricted cash	-	757	(851)
Net cash used in financing activities	(482)	(351)	(1,322)

Net decrease in cash and cash equivalents	(648)	(146)	(46)
Cash and cash equivalents, beginning of period	732	771	55
Cash and cash equivalents, end of period	$84	$625	$9

Supplemental disclosure of cash flow information:
Interest paid	$-	$14	$42

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

1.        DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the "Trust") was formed as a Delaware trust in September 1994. The Trust began offering shares on February 6, 1995 and concluded its offering in September 30, 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects in the US. The projects to be owned by the Trust may have characteristics that qualify the projects for government incentives. Among the possible incentives is ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Trust’s accompanying consolidated financial statements includes the financial statements of Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and Ridgewood Pump Services IV Partners, L.P. (“Pump Services”). The Trust’s consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the consolidated balance sheets and statements of operations.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.         RESTATEMENT OF FINANCIALS STATEMENTS

The Trust has identified a series of adjustments, including proper recognition of renewable attribute revenue, amortization of the electricity sales contracts, impairment of long-lived assets and recognition of royalty expenses. In addition, the adjustments also include corrections in the accounting for the waiver of interest on unpaid management fees payable to the Managing Shareholder of the Trust and accounting for professional services.  These adjustments have resulted in the restatement of the previously issued financial statements for the quarters ended March 31, June 30 and September 30, of 2004 and 2003, and for the year ended December 31, 2003.

The tables below present the changes in financial statement line items between the Trust’s previously reported and restated balance sheets, statements of operations and cash flows. Explanatory comments follow the tables.

Balance Sheet	December 31,
ASSETS	2003

Accounts receivable	$32	(D)
Due from affiliates	(14)	(J)
Notes receivable, affiliates	2,417	(H)
Investments	(3,283)	(G)(H)
Plant and equipment, net	585	(C)(J)
Intangibles, net	(390)	(B)
Spare parts inventory	(824)	(J)
Total	$(1,477)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$(251)	(A)(F)(J)
Accrued royalty expense	222	(E)(J)
Accrued fuel expense	(84)	(J)
Due to affiliates	273	(I)(J)
Minority interest	(181)	(A)(B)(D)(E)(F)
Shareholders’ equity	(1,456)
Total	$(1,477)

Statement of Operations	December 31,
	2003
Revenues, increase	$32	(D)
Cost of revenues, increase	(925)	(B)(C)(E)(F)(J)
General and administrative expenses, decrease	682	(A)(J)
Management fees to the Managing Shareholder, decrease	11	(I)
Impairment of plant and equipment, increase	(227)	(C)
Other operating income, decrease	(3)	(J)
Income from operations, decrease	(430)

Interest income, increase	103	(H)(J)
Interest expense, increase	(29)	(I)
Equity in loss of Maine Hydro, increase	(720)	(G)
Equity in loss of Indeck Maine, decrease	(94)	(H)
Other expense, net, decrease	7	(J)
Minority interest in the earnings of subsidiaries, decrease	55	(A)(B)(D)(E)(F)

Net loss, increase	$(1,108)

Managing Shareholder - Net loss	$(11)
Shareholders' - Net loss	$(1,097)
Net loss per Investor Share	$(2,300)

Cash Flows	Year ended
December 31, 2003
Net cash provided by operating activities	$1,352
Net cash used in investing activities	(604)
Net cash used in financing activities	(748)

(A)
In the previously issued financial statements, the Trust accrued professional service fees in the period being audited or reviewed rather than during the period in which the services were performed. The Trust has concluded that such treatment is not in accordance with US GAAP. The 2003 underaccrual was adjusted by recording an increase to general and administrative expenses, accounts payable, minority interest in the earnings of subsidiaries and minority interest of $30, $33, $5 and $2, respectively.

(B)
The Trust changed the amortization period of electricity sales contract of its Ridgewood Providence subsidiary to record amortization of the electricity sales contract so that it is properly amortized over its useful life. As a result, the Trust recorded an adjustment in 2003 by increasing cost of revenues and accumulated amortization by $47 and $390, respectively, and decreasing minority interest in the earnings of subsidiaries, minority interest and beginning shareholders’ equity by $17, $140 and $220, respectively.

(C)
The Trust did not properly recognize depreciation and impairment loss of irrigation service engines. The Trust determined that the irrigation service engines, based on projected cash flows, should have been impaired in 2003. As a result, in 2003, the Trust increased cost of revenues, impairment of plant and equipment and accumulated depreciation by $11, $227, and $238, respectively.

(D)
Previously, the Trust recorded an incorrect cut-off of renewable attribute revenue in 2003. The Trust corrected this error by increasing accounts receivable, renewable attribute revenue, minority interest in the earnings of subsidiaries and minority interest by $32, $32, $12, and $12, respectively, in 2003.

(E)
Previously, the Trust recorded an incorrect cut-off of royalty expense in 2003.  The Trust made the adjustments to properly accrue its royalty expenses in the period in which the related revenues were recorded. As a result, the Trust increased cost of revenues and accrued royalty expense by $127 each and decreased minority interest in the earnings of subsidiaries and minority interest by $46 each in 2003.

(F)
The Trust did not properly recognize certain accrued expenses. As a result, the Trust increased cost of revenues and accounts payable by $26 each and decreased minority interest in the earnings of subsidiaries and minority interest by $9 each.

(G)
The Trust did not properly recognize its minority interest in Maine Hydro due to changes in the impairment of plant and equipment and correction of errors of certain income and expense items. As a result, the Trust decreased investments, equity in income from Maine Hydro and beginning shareholders’ equity by $739, $720 and $19, respectively.

(H)
The Trust did not properly recognize its minority interest in Indeck Maine due to the timing of certain raw material purchased and operating expense items. As a result, the Trust decreased investments and beginning shareholders’ equity by $128 and $138, respectively, and increased equity in income from Indeck Maine by $10. The Trust also reclassified loans made to Indeck Maine and the interest accrued from the investment account to notes receivable affiliates. Accordingly, the Trust increased notes receivable, affiliates and interest income by $2,417 and $104, respectively, and decreased investments and equity in income from Indeck Maine by $2,417 and $104, respectively.

(I)
Originally, the Trust did not properly record the accrual of management fees (including the associated interest thereon) due by the Trust to the Managing Shareholder. The Trust made adjustments by recording an accrual of the management fee expense in the period to which the accrual applies and any waiver or forgiveness of interest on unpaid management fees was treated as a capital contribution to the Trust by the Managing Shareholder. The contribution of the Managing Shareholder was also reallocated to the shareholders of the Trust in such a way as to keep the capital accounts of the shareholders in the Trust in the same relationship to each other as they had been prior to the contribution of the management fee by the Managing Shareholder. In 2003, the Trust recorded this adjustment by increasing interest expense and shareholders’ equity by $29 each and decreasing due to affiliates and management fee by $11 each.

(J)
Certain items in the previously issued financial statements for the year ended December 31, 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss.

The Trust restated 2002 amounts by decreasing the Trust’s beginning shareholders’ equity as of January 1, 2003 by $377. The following is the summary of adjustments recorded that were made to the Trust’s equity as of January 1, 2003: (a) understatement of accumulated amortization of electric power sales contract of $220, (b) overstatement of investment in Maine Hydro of $19 and (c) overstatement of investment in Indeck Maine of $138.

Quarterly Balance Sheets (unaudited)	2004
ASSETS	September 30	June 30	March 31
Accounts receivable	$2	$1	$48	(C)(K)
Due from affiliates	(37)	-	1	(K)
Prepaid expenses and other current assets	-	1	(12)	(K)
Notes receivable, affiliates	2,995	3,308	2,443	(I)
Investments	(3,744)	(3,678)	(3,280)	(H)(I)
Plant and equipment, net	632	616	601	(B)(K)
Intangibles, net	(425)	(414)	(402)	(G)
Spare parts inventory	(824)	(824)	(824)	(K)
Total	$(1,401)	$(990)	$(1,425)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$(139)	$(449)	$(328)	(A)(D)(K)
Accrued royalty expense	122	215	221	(E)(K)
Due to affiliates	47	793	272	(I)(J)(K)
Minority interest	(151)	(141)	(169)	(A)(C )(D)(E)(G)
Shareholders’ equity	(1,280)	(1,408)	(1,421)
Total	$(1,401)	$(990)	$(1,425)

Quarterly Balance Sheets (unaudited)	2003
ASSETS	September 30	June 30	March 31
Accounts receivable	$-	$(21)	$1	(C)
Due from affiliates	(27)	(1)	(6)	(K)
Prepaid expenses and other current assets	-	(52)	(14)	(K)
Notes receivable, affiliates	2,371	2,352	2,332	(I)
Investments	(2,620)	(2,248)	(2,177)	(H)(I)
Plant and equipment, net	725	733	725	(K)
Intangibles, net	(378)	(367)	(355)	(G)
Spare parts inventory	(725)	(725)	(725)	(K)
Total	$(654)	$(329)	$(219)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$(191)	$(158)	$(26)	(A)(K)
Accrued royalty expenses	-	88	92	(K)
Due to affiliates	225	374	280	(I)(K)
Long-term debt - noncurrent portion	-	7	-	(K)
Minority interest	(139)	(140)	(129)	(A)(C )(G)
Shareholders’ equity	(549)	(500)	(436)	(A)(C)(G)(H)(I)
Total	$(654)	$(329)	$(219)

Quarterly Statement of Operations (unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Revenues, (decrease) increase	$(30)	$(1)	$1	$20	(C)(K)
Cost of revenues, increase	(329)	(564)	(174)	(236)	(B)(D)(F)(G)(K)
General and administrative expenses, decrease	455	469	180	216	(A)(K)
Management fee to the Managing Shareholder, decrease (increase)	33	(1)	11	(1)	(J)
Income from operations, increase (decrease)	129	(97)	18	(1)

Interest income, increase	93	58	35	18	(I)
Interest expense, increase	(39)	-	(14)	7	(J)
Equity in income of Maine Hydro, increase (decrease)	63	2	121	2	(H)
Equity in loss of Indeck Maine, increase	(39)	(152)	(35)	(74)	(I)
Other operating income, (decrease) increase	(1)	5	(7)	-	(K)
Minority interest in the loss of subsidiaries, (increase) decrease	(30)	12	10	(1)	(A)(C )(D)(F)(G)
Net income, increase (decrease)	$176	$(172)	$128	$(49)

Managing Shareholder - Net income (loss)	$119	$(2)	$4	$(0)
Shareholders' - Net income (loss)	$57	$(170)	$124	$(49)
Net income (loss) per Investor Share	$120	$(357)	$260	$(102)

Quarterly Statement of Operations (unaudited)
	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Revenues, decrease	$(31)	$(21)	$(13)	$(21)	(C)(K)
Cost of revenues, increase	(155)	(328)	(2)	(159)	(B)(D)(F)(G)(K)
General and administrative expenses, decrease	275	253	91	160	(A)(K)
Management fee to the Managing Shareholder, decrease	22	-	11	-	(J)
Income from operations, increase (decrease)	111	(96)	87	(20)

Interest income, increase	58	40	32	20	(I)(K)
Interest expense, increase	(25)	(7)	(13)	(7)	(J)(K)
Equity in income of Maine Hydro, (decrease) increase	(58)	-	(68)	2	(H)
Equity in income (loss) of Indeck Maine, (decrease) increase	(4)	(78)	1	(72)	(I)
Other expense, decrease	6	5	2	2	(K)
Minority interest in the loss of subsidiaries, (increase) decrease	(40)	13	(28)	10	(A)(C )(D)(F)(G)
Net income, increase (decrease)	$48	$(123)	$13	$(65)

Managing Shareholder - Net income	$115	$(1)	$115	$(1)
Shareholders' - Net income	$(67)	$(122)	$(102)	$(64)
Net income per Investor Share	$(140)	$(255)	$(214)	$(135)

Quarterly Statement of Operations (unaudited)
	Three months ended March 31,
	2004	2003
Revenues, decrease	$(18)	$-	(C)(K)
Cost of revenues, increase	(153)	(169)	(B)(D)(F)(G)(K)
General and administrative expenses, decrease	184	93	(A)(K)
Management fee to the Managing Shareholder, decrease	11	-	(J)
Income from operations, increase (decrease)	24	(76)

Interest income, increase	26	20	(I)(K)
Interest expense, increase	(12)	-	(J)
Equity in income (loss) of Maine Hydro, increase	10	(2)	(H)
Equity in loss of Indeck Maine, increase	(5)	(6)	(I)
Other expense, decrease	4	3	(K)
Minority interest in the loss of subsidiaries, (increase) decrease	(12)	3	(A)(C )(D)(F)(G)
Net loss, decrease (increase)	$35	$(58)

Managing Shareholder - Net loss	$-	$(1)
Shareholders' - Net loss	$35	$(57)
Net loss per Investor Share	$73	$(120)

Quarterly Cash Flows (unaudited)
Six months ended
June 30, 2004
Net cash provided by operating activities	$500
Net cash used in investing activities	(500)

	2003
	Nine months ended	Six months ended	Three months ended
	September 30	June 30	March 31
Net cash provided by operating activities	$748	$1,042	$1,049
Net cash used in investing activities	-	(300)	(300)
Net cash used in financing activities	(748)	(742)	(749)

(A)
The Trust corrected the method of recording professional service fees to record the fees in the periods during which the services were performed. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	09/30	06/30	03/31
Accounts payable, increase	$70	$86	$78	$60	$57	$65
Minority interest, increase (decrease)	1	2	-	(2)	(1)	(1)
Beginning shareholders' equity, decrease	(33)	(37)	(35)	(1)	(1)	(1)
General and administrative expenses, increase	(39)	(53)	(45)	(56)	(54)	(62)
Minority interest in the earnings (loss) of subsidiaries, decrease (increase)	1	2	2	(1)	(1)	(1)

(B)	The Trust did not recognize depreciation and impairment loss properly. As a result, the Trust recorded the following adjustments (unaudited):

	2004
	09/30	06/30	03/31
Cost of revenues, decrease	$47	$31	$20
Accumulated depreciation, increase	191	207	218
Beginning shareholders' equity, decrease	(238)	(238)	(238)

(C)	The Trust did not recognize renewable attribute revenue properly. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	06/30
Revenues, (decrease) increase	$(30)	$(31)	$16	$(21)
Minority interest in the earnings (loss) of subsidiaries, decrease (increase)	11	11	(6)	7
Accounts receivable, increase (decrease)	2	-	48	(21)
Minority interest, increase (decrease)	1	-	18	(7)
Beginning shareholders' equity, increase	20	20	20	-

(D)	The Trust did not recognize expense related to renewable attribute revenue properly. As a result, the Trust recorded the following adjustments (unaudited):

	2004
	09/30	06/30	03/31
Cost of revenues, decrease	$127	$146	$12
Minority interest in the earnings (loss) of subsidiaries, increase	(46)	(53)	(3)
Minority interest, increase	46	53	3
Accounts payable, decrease	(127)	(146)	(12)

(E)	The Trust did not recognize royalty expense properly. As a result, the Trust recorded the following adjustments (unaudited):

	2004
	09/30	06/30	03/31
Accrued royalty expense, increase	$127	$127	$127
Minority interest, decrease	(46)	(46)	(46)
Beginning shareholders' equity, increase	(81)	(81)	(81)

(F)	The Trust did not properly recognize certain accrued expenses. As a result, the Trust recorded the following adjustments (unaudited):

	2004
	09/30	06/30	03/31
Beginning shareholders' equity, decrease	$(16)	$(16)	$(16)
Cost of revenues, decrease	26	26	26
Minority interest in the earnings (loss) of subsidiaries, increase	(9)	(9)	(9)

(G)	Amortization was not recognized over the proper useful life of an electricity power contract. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	09/30	06/30	03/31
Cost of revenues, increase	$(35)	$(23)	$(12)	$(35)	$23	$(11)
Minority interest in the earnings (loss) of subsidiaries, decrease	13	8	4	13	8	4
Accumulated amortization, increase	425	413	402	378	367	355
Minority interest, decrease	(153)	(149)	(144)	(136)	(132)	(128)
Beginning shareholders' equity, increase	(250)	(250)	(250)	(220)	(220)	(220)

(H)
The Trust did not properly recognize its minority interest in Maine Hydro due to changes in the impairment of plant and equipment and correction of errors of certain income and expense items. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	09/30	06/30	03/31
Investments in Maine Hydro, decrease	$(676)	$(797)	$(729)	$(17)	$(19)	$(21)
Equity in income (loss) of Maine Hydro, increase (decrease)	63	(58)	10	2	-	(2)
Beginning shareholders' equity - decrease	(739)	(739)	(739)	(19)	(19)	(19)

(I)
The Trust did not properly recognize its minority interest in Indeck Maine due to timing of certain raw material purchases and operating expense items. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	09/30	06/30	03/31
Investments in Indeck Maine, (decrease) increase	$(74)	$427	$(107)	$(232)	$123	$176
Due to affiliates, increase	-	500	-	-	300	300
Equity in income (loss) of Indeck Maine, increase (decrease)	54	55	21	(94)	(39)	14
Beginning shareholders' equity - decrease	(128)	(128)	(128)	(138)	(138)	(138)

In addition, the trust also reclassified loans made to Indeck Maine and the interest accrued from the investment account to notes receivable affiliates. As a result, the Trust recorded the following adjustments (unaudited):

	2004			2003
	09/30	06/30	03/31	09/30	06/30	03/31
Investments in Indeck Maine, decrease	$(2,995)	$(3,308)	$(2,443)	$(2,371)	$(2,352)	$(2,332)
Notes receivable, affiliates, increase	2,995	3,308	2,443	2,371	2,352	2,332
Equity in income (loss) of Indeck Maine, decrease	(93)	(59)	(26)	(58)	(39)	(19)
Interest income, increase	93	59	26	58	39	19

(J)
Originally, the Trust did not properly record management fees and interest accrued on unpaid management fees to the Managing Shareholder. As a result, the Trust recorded the following adjustments (unaudited):

	2004
	09/30	06/30	03/31
Interest expense, increase	$(39)	$(25)	$(12)
Management fee to the Managing Shareholder, decrease	33	22	11
Due to affiliates, decrease	(5)	(8)	(10)
Beginning shareholders' equity - increase	11	11	11

(K)
Certain items in the previously issued financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss.

	2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31
Accounts receivable, increase	$-	$1	$-	$-	$-	$1
Due from affiliates, (decrease) increase	(37)	-	1	(27)	(1)	(6)
Due to affiliates, increase	52	301	282	225	74	(20)
Plant and equipment, increase	824	824	819	725	733	725
Spare parts inventory, decrease	(824)	(824)	(824)	(725)	(725)	(725)
Prepaid expenses and other current assets, increase (decrease)	-	1	(12)	-	(52)	(14)
Accounts payable, decrease	(84)	(388)	(392)	(252)	(214)	(91)
Accrued royalty expense, (decrease) increase	(5)	88	94	-	88	92
Long-term debt, increase	-	-	-	-	7	-
Revenues - decrease	-	-	(34)	(1)	-	-
Cost of revenues, increase	(492)	(335)	(199)	(529)	(305)	(158)
General and administrative expenses, decrease	493	328	229	525	307	155
Interest expense, decrease	-	-	-	-	(7)	-
Other income (expense), (decrease) increase	(1)	6	4	5	5	3

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)        Principles of Consolidation

The consolidated financial statements include the financial statements of the Trust and its majority-owned subsidiaries. Minority interests of majority-owned subsidiaries are calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

b)        Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c)	Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Final billings do not vary significantly from estimates.

Renewable attribute revenue is derived from the sale of the renewable portfolio standard attributes (“RPS Attributes”). As discussed in Note 11, qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are produced as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Sublease revenue is recorded monthly in accordance with the terms of the sublease agreement.

d)        Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less, as cash and cash equivalents. Cash balances with banks as of December 31, 2005, 2004 and 2003 exceeded insured limits by $507, $599 and $606, respectively. Restricted cash as of December 31, 2003 exceeded insured limits by $657.

e)        Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f)        Plant and Equipment

Plant and equipment, consisting principally of electrical generating equipment, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

The Trust uses the straight-line method of depreciation over the estimated useful life of the assets:

Power generation facility	20 years
Equipment	5-20 years
Vehicles	5 years

Rotable spare parts inventory primarily consists of parts and materials that are infrequently used in the Trust’s operation.  An allowance is established for obsolescence on the basis of management’s review and assessment.

g)        Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

h)        Fair Value of Financial Instruments

For the years ended December 31, 2005, 2004 and 2003, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

i)        Comprehensive Income (Loss)

The Trust's comprehensive income (loss), consists only of net income (loss).

j)        Significant Customers

During 2005, 2004 and 2003, the Trust’s two largest customers accounted for 79.5%, 77.9% and 88.2% of total revenues, respectively.

k)         Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust.

l)        Unaudited Interim Results

The unaudited interim consolidated financial statements included herein have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Trust’s financial position and its results of operations and cash flows for each of the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to such interim periods are also unaudited.

m)         Recent Accounting Pronouncements

SFAS 143 and FIN 47

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2.

4.        NOTES RECEIVABLE, AFFILIATES

At September 30, 2005, the Trust loaned $207 to Ridgewood Power B Fund/Providence Expansion (“B Fund”), an affiliate of the Trust, that bears interest at rates that ranges from 6.41% to 7.41%. The interest income for the year ended December 31, 2005 was $7 which is included in interest income in the consolidated statement of operations. The note receivable was paid off by the B Fund during the first quarter of 2006.

At December 31, 2005, 2004 and 2003, the Trust loaned $1,000, $1,000 and $300, respectively, to Indeck Maine. The 2005, 2004 and 2003 loans bear interest at 18%, 12% and 5% per annum, respectively. The interest income accrued on the notes receivable for the years ended December 31, 2005, 2004 and 2003 was $339, $171 and $104, respectively, which is included in notes receivable affiliates in the consolidated balance sheets. Ridgewood Electric Power Trust V (“Trust V”) made identical loans to Indeck Maine.

The notes and the related accrued interest, which are payable on demand are subordinate to the $6 million mortgage loan agreement with Commerce Bank/North (“Commerce”) entered into by Indeck Maine on August 6, 2004. As a part of the subordination agreement, the Trust and Trust V (collectively  the “Ridgewood Indeck Investors”) have agreed that prior to the payment in full of the Commerce loan and termination of all obligations of Commerce, the Ridgewood Indeck Investors shall not, without prior written consent of Commerce, accelerate the maturity of all or any portion of the subordinated debt and related interest, or take any action towards collection of all or any portion of the subordinated debt or enforcement of any rights, powers or remedies under the subordinated debt documents.

During 2005 and 2004, the Trust’s equity loss from Indeck Maine exceeded the carrying value of its investment in the project. As a result, the excess equity loss reduced the carrying value of notes receivable by $560, $191, $347 and $167 at March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004, respectively. During the second and third quarter of 2005, the Trust increased the carrying value of notes receivable as a result of the equity income from Indeck Maine by $1,155 and $110, respectively.

5.        IMPAIRMENT OF LONG LIVED ASSETS

From 1995 to 1998, the Trust purchased Pump Services located in California, from unaffiliated sellers. The Trust's total investment in Pump Services was approximately $877. The Pump Services had natural-gas-fired reciprocating engines providing power for irrigation wells furnishing water for citrus orchards. The power was purchased by local farmers and farmers' co-operatives pursuant to electric services contracts.

The Trust performed impairment assessments at December 31, 2003, using a discounted cash flow valuation methodology, and noted that the carrying value of Pump Services capital assets exceeded the estimated fair value of the asset. As a result, in 2003, the Trust fully impaired Pump Services by $227.

In January 2006, the assets of Pump Services were sold to an unaffiliated party for $1.

6.     PLANT AND EQUIPMENT

At December 31, 2005, 2004 and 2003, plant and equipment at cost and accumulated depreciation were:

	2005	2004	2003
			(Restated)
Power generation facility	$16,924	$16,924	$16,888
Rotable spare parts	699	796	823
Office equipment	24	24	24
Vehicles	33	33	33
	17,680	17,777	17,768
Less: accumulated depreciation	(8,329)	(7,543)	(6,739)
	$9,351	$10,234	$11,029

For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $786, $804 and $876, respectively, which is included in cost of revenues.

Quarterly property, plant and equipment and related depreciation expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
Power generation facility	$16,924	$16,924	$16,924
Rotable spare parts	796	796	796
Office equipment	24	24	24
Vehicles	33	33	33
	17,777	17,777	17,777
Less: accumulated depreciation	(8,132)	(7,936)	(7,740)
	$9,645	$9,841	$10,037

Depreciation expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $589, $393 and $197, respectively.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Power generation facility	$16,924	$16,924	$16,896
Rotable spare parts	823	823	823
Office equipment	24	24	24
Vehicles	33	33	33
	17,804	17,804	17,776
Less: accumulated depreciation	(7,328)	(7,132)	(6,935)
	$10,476	$10,672	$10,841

Restated depreciation expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $589, $393 and $196, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Power generation facility	$16,882	$16,882	$16,882
Rotable spare parts	725	725	725
Office equipment	24	24	24
Vehicles	33	33	33
	17,664	17,664	17,664
Less: accumulated depreciation	(6,271)	(6,056)	(5,845)
	$11,393	$11,608	$11,819

Restated depreciation expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $636, $421 and $209, respectively.

7.        INTANGIBLE ASSETS

Ridgewood Providence is committed to sell all of the electricity it produces to New England Power (“NEP”) for prices as specified in the power purchase agreement. The agreement with NEP expires in the year 2020 and can be terminated by NEP under certain conditions in 2010. As defined, the prices are adjusted annually for changes in the consumer price index through 2010, and become market prices thereafter.

A portion of the purchase price of Ridgewood Providence was assigned to the electricity sales contracts and is being amortized through its early termination date of 2010 (a period of approximately 14 years) on a straight-line basis. At December 31, 2005, 2004 and 2003, the gross and net carrying amounts of the electric sales contracts were:

	2005	2004	2003
			(Restated)
Electricity sales contracts - gross	$8,338	$8,338	$8,338
Less: accumulated amortization	(5,878)	(5,274)	(4,671)
Electricity sales contracts – net	$2,460	$3,064	$3,667

For each of the years ended December 31, 2005, 2004 and 2003, amortization expense was $603, which is included in cost of revenues. The Trust expects to record amortization expense during the next five years as follows:

Year ended
December 31,
2006	$603
2007	603
2008	603
2009	603
2010	48

Quarterly gross and net amounts of intangible assets and related amortization expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
Electricity sales contracts - gross	$8,338	$8,338	$8,338
Less: accumulated amortization	(5,726)	(5,575)	(5,425)
Electricity sales contracts – net	$2,612	$2,763	$2,913

Amortization expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $452, $301 and $151, respectively.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Electricity sales contracts - gross	$8,338	$8,338	$8,338
Less: accumulated amortization	(5,123)	(4,973)	(4,822)
Electricity sales contracts – net	$3,215	$3,365	$3,516

Restated amortization expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $452, $302 and $151, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Electricity sales contracts - gross	$8,338	$8,338	$8,338
Less: accumulated amortization	(4,521)	(4,370)	(4,219)
Electricity sales contracts – net	$3,817	$3,968	$4,119

Restated amortization expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $452, $301 and $151 respectively.

8.        INVESTMENTS

The Trust’s investments include a 50% non-controlling interest in Maine Hydro and a 25% non-controlling interest in Indeck Maine.

Maine Hydro

On August 15, 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation (“RMHCorp”), is the sole general partner of Maine Hydro and is owned equally by the Trust and Trust V, both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership agreement.

On December 23, 1996, in a merger transaction, Maine Hydro acquired 14 hydroelectric projects located in Maine from CHI Energy, Inc. Maine Hydro has electrical generating capacity of 11.3 megawatts and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated is sold under long-term electricity sales agreements.

Summarized balance sheet data for Maine Hydro at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Current assets	$1,764	$1,136	$1,349
Non-current assets	4,353	5,395	6,526
Total assets	$6,117	$6,531	$7,875

Current liabilities	$662	$541	$1,171
Non-current liabilities	127	211	229
Partners’ equity	5,328	5,779	6,475
Total liabilities and partners' equity	$6,117	$6,531	$7,875

Trust share of Maine Hydro equity	$2,664	$2,890	$3,238

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Revenues	$4,807	$3,429	$3,533

Cost of revenues	3,117	2,870	3,344
Other expenses (income), net	457	(500)	1,282
Total expenses	3,574	2,370	4,626

Net income (loss)	$1,233	$1,059	$(1,093)

Trust share of income (loss) in Maine Hydro	$616	$529	$(546)

Quarterly summarized statements of operations data for Maine Hydro is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$3,314	$2,547	$2,209	$367	$450	$131

Cost of revenues	2,015	1,557	2,523	716	422	810
Other expenses (income), net	330	(243)	(99)	94	37	(44)
Total expenses	2,345	1,314	2,424	810	459	766

Net income (loss)	$969	$1,233	$(215)	$(443)	$(9)	$(635)

Trust share of income (loss) in Maine Hydro	$484	$616	$(107)	$(222)	$(5)	$(317)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$2,947	$2,097	$2,078	$1,766	$1,247	$1,330

Cost of revenues	1,299	1,135	1,713	667	429	830
Other expenses (income), net	236	(280)	(55)	139	(292)	(39)
Total expenses	1,535	855	1,658	806	137	791

Net income	$1,412	$1,242	$420	$960	$1,110	$539

Trust share of income in Maine Hydro	$706	$621	$210	$480	$555	$270

	Three months ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$1,181	$850	$748

Cost of revenues	632	706	883
Other (income) expenses, net	97	12	(16)
Total expenses	729	718	867

Net income (loss)	$452	$132	$(119)

Trust share of income (loss) in Maine Hydro	$226	$66	$(60)

Indeck Maine

On June 11, 1997, Ridgewood Indeck Investors equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, owns the remaining 50% membership interest in Indeck Maine and was the seller in the June, 1997 transaction. Ridgewood Indeck investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January, 1998 through June, 2005, the Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell renewable portfolio standard attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Indeck Maine and its affiliates fail to supply the required number of attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,300, measured using current factors, for that option year and any other year in which an option has been exercised and no attributes have been produced. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

Summarized balance sheet data for Indeck Maine at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Current assets	$10,983	$7,291	$885
Non-current assets	9,329	5,927	3,536

Total assets	$20,312	$13,218	$4,421

Current liabilities	$4,053	$4,492	$2,224
Notes payable to members	16,301	12,301	8,301
Loan payable – long-term portion	2,036	4,800	-
Interest payable to members	3,403	2,048	1,365
Members’ deficit	(5,481)	(10,423)	(7,469)

Total liabilities and members' deficit	$20,312	$13,218	$4,421

Trust share of Indeck Maine equity	$1,510	$-	$925

At December 31, 2004, the Trust’s equity loss from Indeck Maine exceeded the carrying value of its investment in the project. As a result, the excess equity loss reduced the carrying value of the notes receivable from Indeck Maine.

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
			(Restated)
Revenues	$33,818	$14,784	$9,593

Cost of revenues	26,870	16,542	10,329
Other expenses	2,006	1,196	686
Total expenses	28,876	17,738	11,015

Net income (loss)	$4,942	$(2,954)	$(1,422)

Trust share of income (loss) in Indeck Maine	$2,215	$(1,630)	$(821)

Quarterly summarized statements of operations data for Indeck Maine is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$21,755	$9,212	$7,819	$10,909	$3,649	$2,042

Cost of revenues	18,100	11,276	7,730	7,236	4,004	2,679
Other expenses	1,462	611	411	684	262	132
Total expenses	19,562	11,887	8,141	7,920	4,266	2,811

Net income (loss)	$2,193	$(2,675)	$(322)	$2,989	$(617)	$(769)

Trust share of income (loss) in Indeck Maine	$1,028	$(1,439)	$(248)	$1,478	$(347)	$(417)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Revenues	$10,846	$5,563	$5,777	$6,624	$3,680	$3,595

Cost of revenues	10,864	7,272	5,051	5,876	4,350	2,691
Other expenses	778	349	279	420	183	143
Total expenses	11,642	7,621	5,330	6,296	4,533	2,834

Net (loss) income	$(796)	$(2,058)	$447	$328	$(853)	$761

Trust share of (loss) income in Indeck Maine	$(450)	$(1,092)	$169	$110	$(477)	$346

	Three months ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$4,222	$1,883	$2,182

Cost of revenues	4,988	2,922	2,360
Other expenses	358	166	136
	5,346	3,088	2,496

Net loss	$(1,124)	$(1,205)	$(314)

Trust share of loss in Indeck Maine	$(560)	$(615)	$(177)

9.        LONG-TERM DEBT

Ridgewood Providence did not have any outstanding debt at December 31, 2005 and 2004. At December 31, 2003, Ridgewood Providence owed $867 under senior collateralized non-recourse notes which were due in monthly installments of $91, including interest at 9.6%. Although the final payment was due on October 15, 2004, Ridgewood Providence made a payment of $813 on February 13, 2004 to pay off the remaining balance of the note. The final payment consisted of cash and the transfer of the balance in the restricted debt service fund at February 13, 2004. The notes provided for additional interest equal to 5% of the annual net cash flow of Ridgewood Providence, as defined. No additional interest was due. Prior to their retirement, the notes were collateralized by a leasehold mortgage on substantially all of the assets of Ridgewood Providence. The loan agreement also required a funded debt service reserve. At December 31, 2003, the cash balance in the restricted debt service reserve was $757, which was used as part of the 2004 repayment.

10.      LANDFILL LEASE AND SUBLEASE

Ridgewood Providence leases its site on the Central Landfill, located in Johnston, Rhode Island from Rhode Island Resource Recovery Corporation (“RIRRC”) under a lease which expires in 2020 and can be extended for an additional 10 years by mutual agreement of the parties under certain conditions. The lease requires Ridgewood Providence to pay a contingent rent in the form of a royalty equal to 15% of net revenue, as defined, until 2006. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000, and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2005, 2004 and 2003, royalty expense relating to the RIRRC lease amounted to $1,090, $1,102, and $1,069, respectively. The royalty expense has been included in the cost of revenues in the statements of operations.

Ridgewood Providence subleases a portion of the Central Landfill to the Central Gas Limited Partnership (“Gasco”), an unaffiliated entity. Gasco operates and maintains a portion of the landfill gas collection system and supplies landfill gas to Ridgewood Providence. The sublease agreement is effective through December 31, 2010 and provides for the following:

a) Sublease Revenue - Effective January 1, 2001, Gasco is to pay Ridgewood Providence an annual amount equal to the product of $45 (adjusted annually for inflation from January 1, 2001) times the assumed output capacity of each original engine generator set in megawatts installed and operated by the joint venture. The Trust recognized sublease revenue of $571, $571 and $554 for the years ended December 31, 2005, 2004 and 2003, respectively.

b) Fuel Expense - Ridgewood Providence is to purchase all the landfill gas produced by Gasco and pay Gasco on a monthly basis approximately $.05 to $.005 per kilowatt hour based on the kilowatt hours generated. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2005, 2004 and 2003 amounted to $1,008, $1,020, and $993, respectively. Fuel expenses have been included in the cost of revenues in the statements of operations.

11.      RENEWABLE ATTRIBUTE REVENUE

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill gas. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence has now become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2005 and 2006 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

12.      ROYALTY EXPENSE

On August 1, 2003, Ridgewood Providence entered into an Environmental Attribute Agreement with RIRRC and Ridgewood Gas Services, LLC (“RGS”), an affiliate of Ridgewood Providence that provides management services to RIRRC. Pursuant to the terms of the agreement, Ridgewood Providence is required to pay 15% net revenue royalty to RIRRC and RGS from revenues derived from the sale of RPS Attributes which are the only direct costs of the renewable attribute revenue. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for an extension of an additional ten years. During the years ended December 31, 2005, 2004, and 2003, the Trust recognized royalty expense of $1,181, $1,245 and $127, respectively, related to this agreement which is included in cost of revenues in the accompanying statements of operations. The royalty expenses recognized above include 50% of royalty expenses to RGS for each of the years ended December 31, 2005, 2004 and 2003.

13.      OTHER INCOME

During the first quarter of 2002, Ridgewood Providence experienced the failure of one of its engines. Ridgewood Providence submitted a claim with its insurance carrier for the replacement of the engine and lost profits as a result of the business interruption it experienced. For the year ended December 31, 2003, the Trust recorded $160 of other operating income as a result of the settlement of its claim.

14.      COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,300, measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2006 and 2005, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2007 and 2006, respectively, as specified in the agreement. In 2004, Ridgewood Providence incurred a penalty of approximately $4 for the shortfall in production of RPS Attributes. In 2006, 2005 and 2003, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

As part of the RPS Attribute agreements, Ridgewood Providence has assigned and pledged its receivables derived from a portion of its renewable attribute revenue to the power marketer as well as deposited $300 with the power marketer during 2004. In addition to the current security deposit, Ridgewood Providence deposited an additional $105 with the power marketer in 2005. The affiliates of Ridgewood Providence that are parties to the agreement have also deposited amounts with the power marketer in proportion to their obligations under the agreement.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.

15.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trusts’ prior year net asset value which equals $447, $476 and $557 for the years ended December 31, 2005, 2004 and 2003, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $55, $52 and $30, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2005, 2004 and 2003, the Trust made management fee payments to the Managing Shareholder of $481, $429 and $270, respectively. Unpaid management fees that accrued during the years ended December 31, 2004, 2003 and 2002 were $47, $287 and $156, respectively.  In the fourth quarter of 2006, the Managing Shareholder forgave $456 of the unpaid accrued management fees which was recorded as deemed capital contributions.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $13, $14, and $15 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. The Trust has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

RRP owns 2.0331 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the Trusts and Funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

The Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2005, 2004 and 2003 the Trust had outstanding payables and receivables as follows:

	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
	Due from			Due to
			(Restated)			(Restated)
RPM	$-	$-	$-	$204	$330	$999
RRP	-	-	-	384	518	-
Trust III	-	-	-	355	460	576
Maine Hydro	60	-	629	-	180	-
Indeck Maine	20	422	-	-	-	298
Ridgewood US Hydro Corporation	-	-	71	-	-	-
Other affiliates	15	-	1	-	1	6
Total	$95	$422	$701	$943	$1,489	$1,879

The Trust had the following quarterly outstanding payables and receivables with the following affiliates (unaudited):

	2005
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
RPM	$-	$-	$-	$150	$97	$135
RRP	-	-	-	618	490	409
Trust III	377	121	236	-	-	-
Maine Hydro	-	-	-	16	17	531
Indeck Maine	-	180	680	-	-	-
Other affiliates	11	9	9	-	-	15
Total	$388	$310	$925	$784	$604	$1,090

	2004
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
RPM	$14	$-	$-	$-	$108	$282
RRP	-	-	-	1,117	955	940
Trust III	-	430	-	339	-	20
Maine Hydro	-	-	-	921	555	108
Indeck Maine	-	-	459	234	541	-
Ridgewood US Hydro Corporation	-	71	71	-	-	-
Other affiliates	-	-	1	7	19	6
Total	$14	$501	$531	$2,618	$2,178	$1,356

	2003
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
RPM	$-	$-	$-	$41	$26	$188
RRP	-	-	-	721	598	306
Trust III	243	437	407	-	-	-
Maine Hydro	-	-	95	469	365	-
Indeck Maine	-	-	-	298	298	294
Ridgewood US Hydro Corporation	71	71	-	-	-	-
Other affiliates	-	-	-	9	9	33
Total	$314	$508	$502	$1,538	$1,296	$821

16.     SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters
	1st	2nd	3rd	4th
Revenues	$3,117	$2,960	$2,996	$3,188
Gross profit	915	620	834	513
Income from operations	736	415	654	314
Net income	103	857	1,715	1,541
Net income per Investor Share	214	1,779	3,560	3,199

	2004 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$3,230	$3,191	$3,114	$3,192
Gross profit	799	714	1,136	595
Income from operations	576	546	1,007	465
Net (loss) income	(253)	400	271	30
Net (loss) income per Investor Share	(525)	590	558	54

	2003 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$2,373	$2,037	$2,124	$2,571
Gross profit	605	271	273	479
Income (loss) from operations	366	100	225	(18)
Net (loss) income	(100)	623	(660)	(1,177)
Net (loss) income per Investor Share	(208)	1,293	(1,370)	(2,443)

18.     SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.