Form 10-Q
period 2006-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2007-11-27
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file Number:   0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3324608
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐       Accelerated filer      ☐       Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No    ☒

As of October 31, 2007, there were 476.8875 Investor Shares outstanding.

RIDGEWOOD ELECTRIC POWER TRUST IV

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash	$1,030	$639
Accounts receivable	1,865	2,045
Notes receivable, affiliates – current portion	-	207
Due from affiliates	58	95
Prepaid expenses and other current assets	104	102
Total current assets	3,057	3,088
Notes receivable, affiliates – noncurrent portion	5,027	4,926
Investments	4,480	4,174
Plant and equipment, net	9,173	9,351
Intangibles, net	2,309	2,460
Other assets	405	405

Total assets	$24,451	$24,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264	$582
Accrued royalty expense	419	409
Due to affiliates	766	943
Total current liabilities	1,449	1,934
Minority interest	4,937	4,632
Total liabilities	6,386	6,566

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,153	17,928
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(88)	(90)
Total shareholders’ equity	18,065	17,838

Total liabilities and shareholders’ equity	$24,451	$24,404

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Power generation revenue	$1,879	$1,917
Renewable attribute revenue	989	1,057
Sublease revenue	144	143
Total revenues	3,012	3,117

Cost of revenues	2,164	2,202

Gross profit	848	915

Operating expenses:
General and administrative expenses	67	67
Management fee to the Managing Shareholder	134	112
Total operating expenses	201	179

Income from operations	647	736

Other income (expense):
Interest income	112	56
Interest expense	(12)	(12)
Equity in income of Maine Hydro	376	226
Equity in income (loss) of Indeck Maine	130	(560)
Total other income (expense), net	606	(290)

Income before minority interest	1,253	446

Minority interest in the earnings of subsidiaries	(305)	(343)

Net income	$948	$103

Managing Shareholder – Net income	$9	$1
Shareholders – Net income	939	102
Net income per Investor Share	1,968	214
Distributions per Investor Share	1,500	1,000

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$926	$(166)

Cash flows from investing activities:
Capital expenditures	(20)	-
Repayment of notes receivable, affiliates	207	-
Net cash provided by investing activities	187	-

Cash flows from financing activities:
Cash distribution to shareholders	(722)	(482)

Net increase (decrease) in cash	391	(648)
Cash, beginning of period	639	732
Cash, end of period	$1,030	$84

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust IV (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on October 30, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in September 1994. The Trust began offering shares on February 6, 1995 and concluded its offering on September 30, 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives. Among the incentives is ancillary revenue opportunities related to the fuel used by the power plants.

The Trust’s accompanying condensed consolidated financial statements include its wholly-owned subsidiaries and the financial statements of Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”). The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The revenues generated from Ridgewood Pump Services IV Partners, L.P. ("Pump Services"), a wholly-owned subsidiary of Trust IV, was not material to the Trust’s operating results and in January 2006, the assets of the Pump Services were sold for $1 to an unaffiliated party.  The Trust did not record any gain or loss on the sale as the assets of Pump Services were fully impaired in 2003.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust owns 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the condensed consolidated balance sheets and statements of operations.

3.            NOTES RECEIVABLE, AFFILIATES

In September 2005, the Trust loaned $207 to Ridgewood Power B Fund/Providence Expansion (“B Fund”), an affiliate of the Trust. The note receivable was paid off by the B Fund during the first quarter of 2006.

During the second quarter of 2005, the Trust loaned an additional $1,000 to Indeck Maine. The 2005 loan bears interest at 18% per annum. The interest income accrued on the notes receivable for the three months ended March 31, 2006 and 2005 was $101 and $56, respectively, which is included in notes receivable affiliates in the consolidated balance sheets.

4.            INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro and a 25% interest in Indeck Maine.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$1,520	$1,181

Gross profit	796	549

Income from operations	767	518

Net income	$752	$452

Trust share of income in Maine Hydro	$376	$226

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$8,346	$4,222

Gross profit (loss)	842	(766)

Income (loss) from operations	789	(835)

Net income (loss)	$412	$(1,124)

Trust share of income (loss) in Indeck Maine	$130	$(560)

5.    COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standard Attributes ("RPS Attributes") derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,300, measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement.  In 2006 and 2005, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

6.   SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Trust’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on October 30, 2007.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2005 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Total revenues of $3 million in the first quarter of 2006 was comparable to the same period in 2005.

Gross profit of $0.8 million for the first quarter of 2006 was comparable to the same period in 2005.

For the first quarter of 2006, the Trust recorded equity income of $0.4 million from its investment in Maine Hydro compared to equity income of $0.2 million for the same period in 2005. The increase of approximately $0.2 million in equity income was primarily due to an increase in revenues from higher production in the first quarter of 2006.

For the first quarter of 2006, the Trust recorded equity income of $0.1 million from its investment in Indeck Maine compared to an equity loss of $0.6 million for the same period in 2005.  The increase in equity income of approximately $0.7 million was primarily due to an increase in gross profit resulting from higher production in the first quarter of 2006, partially offset by an increase in interest expense payable on member loans.

Total assets of $24.5 million at March 31, 2006 were comparable to the balance at December 31, 2005.  Total liabilities decreased approximately $0.2 million from $6.6 million at December 31, 2005, to $6.4 million at March 31, 2006, primarily due to a decrease in accounts payable.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

At March 31, 2006, the Trust had cash of $1 million, an increase of approximately $0.4 million from $0.6 million at December 31, 2005. The cash flows for the three months ended March 31, 2006 were $0.9 million provided by operating activities, $0.2 million provided by investing activities and $0.7 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2006 was $0.9 million compared to a use of $0.2 million for the three months ended March 31, 2005. The increase in cash flow of approximately $1.1 million was primarily due to increased distributions from Maine Hydro in the first quarter of 2006 and a decrease in net due to/from affiliates, partially offset by a decrease in accounts payable.

Cash provided by investing activities for the three months ended March 31, 2006 was $0.2 million. The increase in cash flow was primarily due to the repayment of $0.2 million loan from Ridgewood Power B Fund/Providence Expansion (“B Fund”), partially offset by an increase in capital expenditure by $20,000.

Cash used in financing activities for the first quarter of 2006 and 2005 was $0.7 million and $0.5 million, respectively. An increase in cash outflow was primarily due to an increase in cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of March 31, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act.

            The Trust's Chief Executive Officer and Chief Financial Officer have also concluded that there were no other changes in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Since the review, the Trust has implemented the following changes in internal control over financial reporting:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

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

_____________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: November 27, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: November 27, 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)