Form 10-Q
period 2006-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2007-11-27
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST IV

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash	$1,315	$639
Accounts receivable	1,890	2,045
Notes receivable, affiliates – current portion	-	207
Due from affiliates	44	95
Prepaid expenses and other current assets	106	102
Total current assets	3,355	3,088
Notes receivable, affiliates – noncurrent portion	5,128	4,926
Investments	4,239	4,174
Plant and equipment, net	8,952	9,351
Intangibles, net	2,159	2,460
Other assets	405	405

Total assets	$24,238	$24,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$582
Accrued royalty expense	393	409
Due to affiliates	778	943
Total current liabilities	1,518	1,934
Minority interest	4,986	4,632
Total liabilities	6,504	6,566

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,825	17,928
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(91)	(90)
Total shareholders’ equity	17,734	17,838

Total liabilities and shareholders’ equity	$24,238	$24,404

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Power generation revenue	$3,763	$3,789	$1,884	$1,872
Renewable attribute revenue	1,947	2,003	958	946
Sublease revenue	288	285	144	142
Total revenues	5,998	6,077	2,986	2,960

Cost of revenues	4,501	4,542	2,337	2,340

Gross profit	1,497	1,535	649	620

Operating expenses:
General and administrative expenses	112	161	45	94
Management fee to the Managing Shareholder	268	223	134	111
Total operating expenses	380	384	179	205

Income from operations	1,117	1,151	470	415

Other income (expense):
Interest income	218	137	106	81
Interest expense	(26)	(25)	(14)	(13)
Equity in income of Maine Hydro	755	706	379	480
Equity in (loss) income of Indeck Maine	(191)	(450)	(321)	110
Total other income, net	756	368	150	658

Income before minority interest	1,873	1,519	620	1,073

Minority interest in the earnings of subsidiaries	(532)	(559)	(227)	(216)

Net income	$1,341	$960	$393	$857

Managing Shareholder – Net income	$13	$10	$4	$9
Shareholders – Net income	1,328	950	389	848
Net income per Investor Share	2,784	1,993	816	1,779
Distributions per Investor Share	3,000	1,000	1,500	-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$2,093	$1,569

Cash flows from investing activities:
Repayment of notes receivable, affiliates	207	-
Loans to Indeck Maine	-	(1,000)
Net cash provided by (used in) investing activities	207	(1,000)

Cash flows from financing activities:
Cash distribution to minority interest	(178)	(426)
Cash distribution to shareholders	(1,446)	(482)
Net cash used in financing activities	(1,624)	(908)

Net increase (decrease) in cash	676	(339)
Cash, beginning of period	639	732
Cash, end of period	$1,315	$393

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2006, and for the six and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include its wholly-owned subsidiaries and the financial statements of Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”).  The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

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

3.   RECENT ACCOUNTING PRONOUNCEMENT

FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.        NOTES RECEIVABLE, AFFILIATES

In September 2005, the Trust loaned $207 to Ridgewood Power B Fund/Providence Expansion (“B Fund”), an affiliate of the Trust. The note receivable was paid off by the B Fund during the first quarter of 2006.

During the second quarter of 2005, the Trust loaned an additional $1,000 to Indeck Maine. The 2005 loan bears interest at 18% per annum. The interest income accrued on the notes receivable for the six months ended June 30, 2006 and 2005 was $202 and $137, respectively.  The interest income accrued on the notes receivable for the three months ended June 30, 2006 and 2005 was $101 and $81, respectively, which is included in notes receivable affiliates in the consolidated balance sheets.

5.        INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro and a 25% interest in Indeck Maine.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,031	$2,947	$1,511	$1,766

Gross profit	1,583	1,648	787	1,099

Income from operations	1,545	1,610	778	1,092

Net income	$1,511	$1,412	$759	$960

Trust share of income in Maine Hydro	$755	$706	$379	$480

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six months and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$15,685	$10,846	$7,339	$6,624

Gross profit (loss)	764	(18)	(78)	748

Income (loss) from operations	641	(196)	(148)	639

Net (loss) income	$(102)	$(796)	$(514)	$328

Trust share of (loss) income in Indeck Maine	$(191)	$(450)	$(321)	$110

6.        COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portofolio Standard Attributes ("RPS Attributes") derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,300, measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement.  In 2006 and 2005, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

7.        SUBSEQUENT EVENTS

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the six-month and three-month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Trust’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on October 30, 2007.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Total revenues of $6 million for the six months ended June 30, 2006 were comparable to the same period in 2005.

Gross profit of $1.5 million for the six months ended June 30, 2006 were comparable to the same period in 2005.

General and administrative expenses decreased by approximately $0.1 million to $0.1 million for the six months ended June 30, 2006 from $0.2 million for the same period in 2005. This decrease was primarily attributable to lower professional services fees.

Interest income for the six months ended June 30, 2006 was $0.2 million compared to $0.1 million for the same 2005 period, an increase of approximately $0.1 million was due to higher note receivable balance for the first six months of 2006.

For the first half of 2006, the Trust recorded an equity loss of $0.2 million from its investment in Indeck Maine compared to $0.4 million for the same period in 2005. The decrease in the equity loss of approximately $0.2 million was primarily due to an increase in revenues from higher production for the 2006 period, partially offset by an increase in interest expense for such period.

Total assets at June 30, 2006 were $24.2 million, a decrease of approximately $0.2 million from the December 31, 2005 balance of $24.4 million. This was primarily due to a decrease of $0.4 million in plant and equipment, $0.3 million in intangibles, and $0.2 million in accounts receivable partially offset by an increase of $0.7 million in cash. Total liabilities were comparable at June 30, 2006 and December 31, 2005.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues of $3 million in the second quarter of 2006 were comparable to the same period in 2005.

Gross profit of $0.6 million for the second quarter of 2006 was comparable to the same period in 2005.

General and administrative expenses decreased by $49,000 to $45,000 for the quarter ended June 30, 2006 from $94,000 for the same period in 2005. The decrease was primarily attributable to lower professional services fees.

For the second quarter of 2006, the Trust recorded an equity loss of $0.3 million from its investment in Indeck Maine compared to equity income of $0.1 million for the same period in 2005. The decrease in equity income of approximately $0.4 million was primarily due to a decrease in gross profit as a result of increased fuel expenses.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

At June 30, 2006, the Trust had cash of $1.3 million an increase of approximately $0.7 million from December 31, 2005.  The cash flows for the six months ended June 30, 2006 were $2.1 million provided by operating activities, $0.2 million provided by investing activities, partially offset by $1.6 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2006 was $2.1 million compared to $1.6 million for the six months ended June 30, 2005. The increase of approximately $0.5 million in cash flow in the first half of 2006 was primarily due to an increase in distributions from Maine Hydro.

Cash provided by investing activities for the six months ended June 30, 2006 was $0.2 million compared to cash used in of $1 million for the same period in 2005. In the first half of 2006, cash provided by investing activities included repayment of $0.2 million loan from Ridgewood Power B Fund/Providence Expansion (“B Fund”).  In the first half of 2005, cash used in investing activities included loans to Indeck Maine.

Cash used in financing activities for the first half of 2006 was $1.6 million compared to $0.9 million for the same period in 2005. In the first half of 2006, cash used in financing activities included $1.4 million and $0.2 million in cash distributions to shareholders and minority interest, respectively. For the first six months of 2005, financing activities included $0.5 million and $0.4 million in cash distributions to shareholders and minority interest, respectively.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of June 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2006, the Trust engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Trust implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there were no other changes in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2005 Form 10-K.

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