Form 10-Q
period 2006-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2007-11-27
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST IV

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash	$968	$639
Accounts receivable	1,962	2,045
Notes receivable, affiliates – current portion	-	207
Due from affiliates	39	95
Prepaid expenses and other current assets	55	102
Total current assets	3,024	3,088
Notes receivable, affiliates – noncurrent portion	5,229	4,926
Investments	4,254	4,174
Plant and equipment, net	8,754	9,351
Intangibles, net	2,008	2,460
Other assets	405	405

Total assets	$23,674	$24,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356	$582
Accrued royalty expense	388	409
Due to affiliates	797	943
Total current liabilities	1,541	1,934
Minority interest	4,471	4,632
Total liabilities	6,012	6,566

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,754	17,928
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(92)	(90)
Total shareholders’ equity	17,662	17,838

Total liabilities and shareholders’ equity	$23,674	$24,404

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Power generation revenue	$5,607	$5,703	$1,844	$1,914
Renewable attribute revenue	2,882	2,942	935	939
Sublease revenue	432	428	144	143
Total revenues	8,921	9,073	2,923	2,996

Cost of revenues	6,656	6,704	2,155	2,162

Gross profit	2,265	2,369	768	834

Operating expenses:
General and administrative expenses	142	229	30	68
Management fee to the Managing Shareholder	401	335	133	112
Total operating expenses	543	564	163	180

Income from operations	1,722	1,805	605	654

Other income (expense):
Interest income	326	238	108	101
Interest expense	(43)	(41)	(17)	(16)
Equity in income (loss) of Maine Hydro	672	484	(83)	(222)
Equity in income of Indeck Maine	357	1,028	548	1,478
Total other income, net	1,312	1,709	556	1,341

Income before minority interest	3,034	3,514	1,161	1,995

Minority interest in the earnings of subsidiaries	(802)	(839)	(270)	(280)

Net income	$2,232	$2,675	$891	$1,715

Managing Shareholder – Net income	$22	$27	$9	$17
Shareholders – Net income	2,210	2,648	882	1,698
Net income per Investor Share	4,634	5,553	1,850	3,560
Distributions per Investor Share	5,000	1,000	2,000	-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$3,495	$2,516

Cash flows from investing activities:
Repayment of notes receivable, affiliates	207	-
Loans to Indeck Maine	-	(1,000)
Loans to Ridgewood Power B fund/Providence Expansion	-	(207)
Net cash provided by (used in) investing activities	207	(1,207)

Cash flows from financing activities:

Cash distribution to minority interest	(964)	(427)
Cash distribution to shareholders	(2,409)	(482)
Net cash used in financing activities	(3,373)	(909)

Net increase in cash	329	400
Cash, beginning of period	639	732
Cash, end of period	$968	$1,132

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2006, and for the nine and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's condensed consolidated financial statements.

4.        NOTES RECEIVABLE, AFFILIATES

In September 2005, the Trust loaned $207 to Ridgewood Power B Fund/Providence Expansion (“B Fund”), an affiliate of the Trust.  The note receivable was paid off by the B Fund during the first quarter of 2006.

During the second quarter of 2005, the Trust loaned an additional $1,000 to Indeck Maine. The 2005 loan bears interest at 18% per annum. The interest income accrued on the notes receivable for the nine months ended September 30, 2006 and 2005 was $303 and $238, respectively.   The interest income accrued on notes receivable for each of the three months ended September 30, 2006 and 2005 was $101, which is included in notes receivable affiliates in the consolidated balance sheets.

5.        INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro and a 25% interest in Indeck Maine.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2006 and 2005 is as follows:

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$3,612	$3,314	$581	$367

Gross profit (loss)	1,477	1,299	(106)	(349)

Income (loss ) from operations	1,393	1,165	(152)	(445)

Net income (loss)	$1,344	$969	$(167)	$(443)

Trust share of income (loss) in Maine Hydro	$672	$484	$(83)	$(222)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$24,566	$21,755	$8,881	$10,909

Gross profit	2,531	3,655	1,767	3,673

Income from operations	2,250	3,259	1,609	3,455

Net income	$1,154	$2,193	$1,256	$2,989

Trust share of income in Indeck Maine	$357	$1,028	$548	$1,478

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Trust’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on October 30, 2007.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues of $8.9 million for the nine months ending September 30, 2006 was comparable to the same period in 2005.

Gross profit of $2.3 million for the nine months ended September 30, 2006 was comparable to the same period in 2005.

General and administrative expenses decreased by approximately $0.1 million to $0.1 million for the nine months ended September 30, 2006 from $0.2 million for the same period in 2006 as a result of lower professional fees.

Interest income for the nine months ended September 30, 2006 was $0.3 million compared to $0.2 million for the same period in 2005 due to the higher note receivable balance for the 2006 period.

For the nine months ended September 30, 2006 the Trust recorded equity income of $0.7 million from its investment in Maine Hydro compared to equity income of $0.5 million for the same period in 2005. The increase of approximately $0.2 million was primarily due to higher energy revenue.

For the nine months ending September 30, 2006, the Trust recorded equity income of $0.4 million from its investment in Indeck Maine compared to $1 million for the same period in 2005. The decrease in the equity income of approximately $0.6 million was primarily due to increase in fuel and interest expenses.

Total assets at September 30, 2006 were $23.7 million, a decrease of approximately $0.7 million from the December 31, 2005 balance of $24.4 million. This was primarily due to decrease in plant and equipment of $0.6 million, and intangible assets of $0.5 million partially offset by an increase in cash of $0.3 million. Total liabilities decreased approximately $0.6 million from $6.6 million at December 31, 2005 to $6 million at September 30, 2006. This decrease was primarily the result of decrease of $0.1 million in accounts payable, $0.1 million in accrued royalty expense, $0.2 million in due to affiliates and $0.2 million in minority interest.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total revenues of $3 million in the third quarter of 2006 were comparable to revenues in the third quarter 2005.

Gross profit of $2.2 million for the three months of 2006 was comparable to gross profit for the same period in 2005.

For the three months ended September 30, 2006, the Trust recorded an equity loss of $83,000 from its investment in Maine Hydro compared to a $0.2 million loss in the 2005 period. The decrease in the equity loss was primarily due to higher revenue.

For the three months ended September 30, 2006, the Trust recorded equity income of $0.5 million from its investment in Indeck Maine compared to equity income of $1.5 million for the same period in 2005. The decrease in equity income of approximately $1 million was primarily due to a decrease in renewable attribute revenue resulting from lower production in the third quarter of 2006 partially offset by an increase in cost of revenues.

Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

At September 30, 2006, the Trust had cash of $1 million, an increase of $0.3 million from December 31, 2005. The cash flows for the first nine months of 2006 were $3.5 million provided by operating activities and $0.2 million provided by investing activities, partially offset by $3.4 used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2006 was $3.5 million compared to $2.5 million for the nine months ended September 30, 2005. The increase in cash flow of $1 million was primarily due to distributions from Maine Hydro in the same 2006 period.

Cash provided by investing activities for the nine months ended September 30, 2006 was $0.2 million compared to cash used in of $1.2 million for the same period in 2005. In the first nine months of 2006, cash provided by investing activities included repayment of $0.2 million loan from Ridgewood Power B Fund/Providence Expansion (“B Fund”).  In the first nine months of 2005, cash used in investing activities included $1 million and $0.2 million in loans to Indeck Maine and B Fund, respectively.

Cash used in financing activities for the first nine months of 2006 was $3.4 million compared to $0.9 million for the first nine months of 2005. In the nine months ended September 30, 2006, cash used in financing activities included $2.4 million and $1 million in cash distributions to shareholders and minority interest, respectively. For the nine months ended September 30, 2005, cash used in financing activities included $0.5 million and $0.4 million for distributions to shareholders and minority interest.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust does not have any off-balance sheet arrangements or contractual obligations or commitments as of September 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended September 30, 2006, the Trust engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there were no other changes in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Since the review, the Trust has implemented the following changes in internal control over financial reporting :

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: November 27, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: November 27 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)