Form 10-K
period 2006-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2007-12-14
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

There is no market for the Investor Shares. The number of Investor Shares outstanding at October 31, 2007 was 476.8875.

 FORM 10-K

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the projects in which the Trust then had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8 megawatts (“MW”), in irrigation service engines with total capacity of 2.4MW, in biomass-fueled electricity generating projects with total generating capacity of 49MW, and in hydroelectric generating projects with total capacity of 11.3MW.

The Trust initiated its private placement offering in February 1995 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in September 1996 and after payment of offering fees, commissions and investment fees, the Trust had $39.5 million available for investments and operating expenses. As of October 31, 2007, the Trust had 476.8875 Investor Shares outstanding, held by 1,048 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investments, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 3% of the Trust's prior year net asset value (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2006, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment trusts or are managed by the Managing Shareholder.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2006 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

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

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture for $20.4 million including the assumption of debt. The assets acquired included a 13.8MW electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. Ridgewood Providence includes nine reciprocating engine/generator sets, which are fueled by methane gas produced by, and collected from, the landfill. Ridgewood Providence has been operating on the site since 1990 and the net electricity generated is sold to New England Power Service Company (“NEP”) under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010. The plant is operated and maintained by RPM, on an at-cost basis.

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

On August 1, 2003, Ridgewood Providence entered into an Environmental Attribute Agreement with RIRRC and Ridgewood Gas Services, LLC (“RGS”), an affiliate of Ridgewood Providence that provides management services to RIRRC.  Pursuant to the terms of the agreement, Ridgewood Providence is required to pay 15% net revenue royalty to RIRRC and RGS which is derived from the sale of Renewable Portfolio Standards Attributes (“RPS Attributes”) and is the only direct cost of the renewable attribute revenue.  The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for an extension of an additional ten years.

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the Massachusetts Division of Energy Resources (“DOER”) pursuant to the RPS adopted by Massachusetts. Since Ridgewood Providence has now become qualified, it is able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWh”) that are ineligible under Massachusetts standards into the Connecticut market. During 2006, 2005 and 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2007 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Ridgewood Providence and the Trust, along with Trust III and RRIG, are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

Ridgewood Pump Services

Ridgewood Pump Services IV Partners, L.P. ("Ridgewood Pump Services") was formed in 1995. Ridgewood Pump Services purchased a package of irrigation service engines (the “Pumping Project") located in Ventura County, California. The purchase price was approximately $354,000 and from 1996 to 1998, the Trust bought additional engines from unaffiliated sellers. The Trust's total investment in the Pumping Project was approximately $877,000. RPM operates and manages the Pumping Project. Prior to its acquisition by the Trust, the Pumping Project had been operating since 1992 and had 20 natural-gas-fired reciprocating engines with a maximum rated equivalent capacity of approximately 2.4MW, providing power for irrigation wells furnishing water for citrus orchards. The power was purchased by local farmers and farmers' co-operatives pursuant to electric services contracts. The revenue generated from the Pumping Project was not material to the Trust’s operating results and in January 2006, the engines were sold for $1 to the local operator.

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

From January 1998 to June 2006, Ridgewood Indeck Investors in Indeck Maine loaned an aggregate of approximately $8.2 million to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November 1986 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England (a regional transmission organization serving the New England states). In September 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. It is anticipated that approximately 50% of the output of the plants during the period of the contract will be sold and delivered pursuant to this award.

Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Indeck Maine and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no RPS Attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,283,000, measured using current factors, for that option year and any other year in which an option has been exercised and no RPS Attributes have been produced. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

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

Significant Customers and Supplier

During 2006, 2005 and 2004, the Trust’s two largest customers, NEP and Select Energy, accounted for 80.7%, 79.5% and 77.9%, respectively, of total revenues. During 2006, 2005 and 2004, the Trust purchased 100% of its landfill gas from one supplier, CGLP.

 Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The Ridgewood Providence and Indeck projects of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill facilities consist of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Each project location owns and operates a network of wells, pipes and fans that collect gas from the landfills as produced through natural anaerobic digestion of the waste. Ridgewood Providence does not own or operate the landfill but has arrangements with site owner/operator which give the projects certain rights, including the right to build the projects, occupy the compound, operate the gas collection system and use the gas from the landfill. This agreement is a long-term agreement and includes provisions for royalty payments from the projects to the landfill operator as compensation for the granting of these rights.

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

Seasonality/Weather Effects

Ground conditions in the tree harvesting areas that Indeck Maine projects look to for fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices received by Indeck Maine for its electricity output follow seasonal demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer as demand for heating and cooling increases.

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

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by DOER.

On January 17, 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the RPS adopted by Massachusetts.  During 2004, Ridgewood Providence also became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 MWhs that are ineligible under Massachusetts standards into the Connecticut market.

On July 8, 2002, Indeck Maine received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts.

Since Ridgewood Providence and Indeck Maine have been qualified, they have sold to retail electric suppliers the RPS Attributes associated with their electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts and Connecticut will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS regulations.

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

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate. Certain of the insurance carried by the Trust are required by the lenders of certain investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and its phone number is 201-447-9000.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses in its disclosure controls and procedures.

Material weaknesses in disclosure controls and procedures have been identified by management of the Trust. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient disclosure controls and procedures. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties. Upon further review, the Trust may also determine that it has material weaknesses in its internal control over financial reporting.

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

The Trust’s Ridgewood Providence business is subject to interruption of its business operations.

The electric generating plant owned by Ridgewood Providence is located on property owned by the landfill from which Ridgewood Providence derives the methane gas to power its plant. If the landfill expands in the direction of the electric generating plant it is possible that the site on which the electric generating plant is located may be included in such expansion. If such an expansion occurs, Ridgewood Providence might have to relocate or abandon the electricity generating plant.  Were this to occur, Ridgewood Providence could face a temporary or permanent loss of the revenues from this plant.

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

The Trust may become involved in litigation.

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

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

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

The tax treatment of the Trust cannot be guaranteed for the life of the Trust. Changes in laws or regulations may adversely affect any such tax treatment.

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

Not applicable.

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

Holders

As of October 31, 2007 and December 31, 2006, there were 1,047 and 1,051 holders of Investor Shares, respectively.

Dividends

Trust distributions for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	2006	2005
Distributions to Investors	$3,734	$1,307
Distributions per Investor Share	8,000	2,500
Distributions to Managing Shareholder	38	13

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Form 10-K.  The consolidated statement of operations and the consolidated balance sheet data for the year ended December 31, 2002 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods.

	December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data (1):
Revenues	$12,037	$12,261	$12,727	$9,105	$8,028
Net income (loss)	3,147	4,216	448	(1,314)	(1,374)
Net income (loss) per Investor Share	6,533	8,752	677	(2,728)	(2,853)
Consolidated Balance Sheet Data:
Plant and equipment, net	8,561	9,351	10,234	11,029	11,305
Total assets	23,668	24,404	22,054	24,554	27,633
Long-term debt (less current portion)	-	-	-	-	867
Minority interest	4,566	4,632	5,070	5,489	5,717
Shareholders' equity	17,934	17,838	14,887	15,853	18,960

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

Overview

The Trust is a Delaware trust formed on September 8, 1994 to primarily make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8MW, in biomass-fueled electricity generating projects with total generating capacity of 49MW and in hydroelectric generating projects with total capacity of 11.3MW.

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

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest. Any waived management fees and interest are deemed capital contributions at the time of waiver.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues decreased by approximately $0.3 million, or 1.8%, from $12.3 million in 2005 to $12 million in 2006. The decrease in power generation revenue of $0.4 million was due to the sale of Ridgewood Pump Service operations in January 2006, partially offset by an increase of $0.1 million in revenues from Ridgewood Providence resulting from slightly higher production in 2006 compared to 2005.

Cost of revenues decreased by approximately $0.2 million, or 1.9%, from $9.4 million for 2005 to $9.2 million in 2006. This was primarily attributable to a decrease in cost of revenues of Ridgewood Pump Services by $0.4 million, partially offset by higher royalty expense of $0.2 million driven by increased revenue at Ridgewood Providence.

Gross profit of $2.8 million for 2006 decreased $0.1 million, or 1.5%,  from 2005 gross profit of $2.9 million. This decrease was primarily due to decreased revenues.

General and administrative expenses decreased by approximately $0.1 million from $0.3 million in 2005 to $0.2 million in 2006. The decrease was primarily attributable to lower professional fees.

The management fee due to the Managing Shareholder for 2006 was $0.5 million compared to $0.4 million for 2005. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust. In 2006, the Managing Shareholder waived its right to receive $0.7 million of 2006 and prior years unpaid accrued management fees and interest.

In 2006, the Trust recorded equity income of $1 million from its investment in Maine Hydro compared to $0.6 million in 2005. The increase in equity income of approximately $0.4 million was primarily the result of the increase in revenues resulting from higher production and decrease in impairment expenses of property, plant and equipment and electricity sales agreements in 2006.

In 2006, the Trust recorded equity income of $0.6 million from its investment in Indeck Maine compared to $2.2 million in 2005. The decrease in equity income of approximately $1.6 million was primarily due to an increase in cost of revenues resulting from higher fuel expenses in 2006 compared to 2005.

Net income for the 2006 period was $3.1 million, a decrease of approximately $1.1 million from net income of $4.2 million for the comparable period in 2005. The decrease in net income was primarily due to a decrease in equity income from Indeck Maine, partially offset by an increase in equity income from Maine Hydro.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased by approximately $0.4 million, or 3.7%, from $12.7 million in 2004 to $12.3 million in 2005. This decrease was primarily due to decreases of $0.3 million in power generation revenue and $0.1 million in renewable attribute revenue. Production output decreased by 3,078 MWh, or 3%, to 99,577 MWh in 2005 as compared to 2004.

Cost of revenues of $9.4 million for 2005 was comparable to cost of revenues in 2004.

Gross profit decreased by approximately $0.3 million, or 11.2%, from $3.2 million in 2004 to $2.9 million in 2005. Gross profit margin in 2005 decreased to 23.5% from 25.5% in 2004 primarily due to the decrease in revenues.

General and administrative expenses increased by approximately $0.1 million from $0.2 million in 2004 to $0.3 million in 2005. The increase was primarily attributable to higher professional fees.

The management fee due to the Managing Shareholder of $0.4 million for 2005 was comparable to the 2004 management fee. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust.

Interest income increased by approximately $0.2 million, from $0.2 million in 2004 to $0.4 million in 2005, reflecting interest earned on a higher note receivable balance in the 2005 period.

In 2005, the Trust recorded equity income of $0.6 million from its investment in Maine Hydro compared to $0.5 million in 2004. The increase in equity income of $87,000 was primarily due to an increase in revenue resulting from higher production in 2005 compared to 2004, partially offset by an increase in cost of revenues. In addition, 2004 equity income included settlement of a legal complaint with the prior manager of the Maine Hydro projects which resulted in the receipt of $0.5 million in damages and the waiver of $0.4 million in fees as settlement of past due invoices, allocated equally between the Trust and Trust V.

In 2005, the Trust recorded equity income of $2.2 million from its investment in Indeck Maine compared to an equity loss of $1.6 million in 2004. The increase in equity income of $3.8 million was primarily due to an increase in gross profit in 2005 as compared to 2004 as a result of Indeck Maine experiencing increased revenues from the resumption of one of its operations (“Eastport Project”) in May 2004. This increase was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

Minority interest in the earnings of subsidiaries decreased $0.2 million, from earnings of $1.2 million in 2004 to $1 million in 2005. This was due to a decrease in the net earnings of Ridgewood Providence in 2005 as compared to 2004.

Net income for the 2005 period was $4.2 million, an increase of approximately $3.8 million from the net income of $0.4 million for the comparable period in 2004. The increase in net income was primarily due to an increase in equity income from Indeck Maine.

Liquidity and Capital Resources

Year ended December 31, 2006 compared to the year ended December 31, 2005

At December 31, 2006, the Trust had cash of $0.8 million, an increase of approximately $0.2 million from December 31, 2005. The cash flows for the year 2006 were $4.3 million provided by operating activities, $0.7 million provided by investing activities and $4.8 million used in financing activities.

In 2006, the Trust’s operating activities generated cash of $4.3 million compared to $3.9 million in 2005, an increase of approximately $0.4 million, primarily due to a decrease in accounts receivable resulting from improved collection efforts.

In 2006, investing activities provided cash of $0.7 million compared to cash used of $1.2 million in 2005, an increase of cash inflow of approximately $1.9 million. This increase in cash provided in 2006 was due to loans in 2005 made to Indeck Maine and Ridgewood Power B Fund/Providence Expansion (“B Fund”) of $1 million and $0.2 million, respectively.  In addition, the increase in cash inflow in 2006 was also due to the repayment of $0.2 million in notes receivable from the B Fund and $0.5 million in interest received on the Indeck Maine loan.

In 2006, the Trust used cash of $4.8 million in financing activities, primarily as a result of $1.1 million and $3.8 million used for cash distributions to minority interest and shareholders, respectively.  In 2005, the Trust used cash of $2.8 million, which includes $1.5 million and $1.3 million of cash distributions to minority interest and shareholders, respectively.

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash of $0.6 million, a decrease of $93,000 from December 31, 2004. The cash flows for the year 2005 were $3.9 million provided by operating activities, $1.2 million used in investing activities and $2.8 million used in financing activities.

In 2005, the Trust’s operating activities generated cash of $3.9 million compared to $4.1 million in 2004, a decrease of approximately $0.2 million, primarily due to an increase in accounts receivable partially offset by an increase in net income.

In 2005, investing activities used $1.2 million compared to $1 million in 2004. The increase was primarily due to the $207,000 loan to B Fund.

In 2005, the Trust used cash of $2.8 million in financing activities, primarily as a result of $1.5 million used for cash distributions to minority interest holders and $1.3 million for cash distributions to shareholders. In 2004, the Trust used $3.1 million of cash in financing activities primarily as a result of $1.5 million used for cash distributions to shareholders, $1.6 million in cash distributions to minority interest holders and $0.8 million for term loan repayments. In addition, in 2004, the restricted cash balance of $0.8 million was applied to the outstanding term loan in accordance with the loan agreement.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to the Trust.

Contractual Obligations and Commitments

The Trust has no contractual obligations and commitments at December 31, 2006.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust’s consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer, evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Since December 31, 2006, the Trust has implemented the following to address the above weaknesses:

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

Because the Trust is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Trust is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Under current rules, because the Trust is neither a “large accelerated filer” nor an “accelerated filer”, the Trust is not required to provide management’s report on internal control over financial reporting until the Trust files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Trust files its annual report for 2008.  The Trust currently expects to comply with these requirements at such time as the Trust is required to do so.

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 48
Executive Vice President and Chief Financial Officer (1)	2005

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

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating or compensation committee.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2006 as he failed to timely file a Form 4. This report has since been filed with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

Compensation Discussion and Analysis

The executive officers of the Trust, Mr. Holmes, Mr. Swanson, Mr. Strasberg, Mr. Gulino and Mr. Wilson, are employed by, and are executive officers of, the Managing Shareholder and provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Trust does not have any other executive officers. The Managing Shareholder determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of each of the other investment trust managed by the Managing Shareholder. Messrs. Swanson, Strasberg and Gulino also serve in similar capacities for trusts managed by affiliates of the Managing Shareholder. Because the executive officers are not employees of the Trust and provide managerial services to all of the trusts managed by the Managing Shareholder and its affiliates in the course of such employment, they do not receive additional compensation for providing managerial services to the Trust.

The Managing Shareholder is fully responsible for the payment of compensation to the executive officers, and the Trust does not pay any compensation to its executive officers and does not reimburse the Managing Shareholder for the compensation paid to executive officers. The Trust does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Report of the Managing Shareholder

Because the Trust is managed by the Managing Shareholder and does not have a Board of Directors or a Compensation Committee, the Managing Shareholder reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the Managing Shareholder determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Managing Shareholder

Robert E. Swanson, Chairman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2006 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 476.8875 Investor Shares outstanding at December 31, 2006. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.0331	*
Executive officers as a group	2.0331	*

*  Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trusts’ prior year net asset value, which equals $535,000 for the year ended December 31, 2006, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2006, the Trust accrued interest expense of $62,000 on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the year ended December 31, 2006, the Trust made management fee payments to the Managing Shareholder of $257,000.  In the fourth quarter of 2006, the Managing Shareholder forgave $278,000 of 2006 unpaid accrued management fees and $381,000 of prior years unpaid accrued management fees, which were recorded as deemed capital contributions.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2006, RPM charged the projects $1,533,000 for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the projects $6,447,000 for all of the direct operating and non-operating expenses incurred during 2006.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $38,000 for the year ended December 31, 2006. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

Related Persons Transactions

The Trust relies upon the Managing Shareholder to review and approve all transactions with related persons required to be reported under the rules of the SEC (“related person transactions”). Prior to approving a related person transaction, the Managing Shareholder considers the relevant facts and circumstances, including, to the extent applicable, the relationships between all parties that would qualify as “related persons” under the rules of the SEC and such person’s or entity’s relationship to the Trust, such person’s or entity’s interest in the transaction, and the material facts and terms of the transaction. The Managing Shareholder approves those transactions that it determines are entered into in good faith and on fair and reasonable terms for, and in the best interests of, the Trust. The Trust does not maintain a written policy in connection with this process. Instead, the Managing Shareholder’s determinations regarding which related person transactions to enter into on behalf of the Trust are evidenced in the business records of the Trust and the Managing Shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005

Audit Fees*	$317	$173
Audit-Related Fees	-	-
Tax Fees	53	-
All Other Fees	-	-
Total	$370	$173

* The fees for 2005 were borne by the Managing Shareholder.

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
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2007).

3	(ii)(A)	Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on or about January 24, 1995).

3	(ii)(B)
Amendment No. 1 to Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996; SEC File No. 000-25430).

3	(ii)(C)	Amendment No. 2 to the Amended and Restated Declaration of Trust (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001; SEC File No. 000-25430).

Exhibit No.			Description

3	(ii)(D)
Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2007).

10.1		#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1995 (incorporated by reference to the Registrant’s Annual Report on Form 10-K or the year ended December 31, 1996; SEC File No. 000-25430).

10.2		*	Power Purchase Agreement between New England Power Company and Ridgewood Providence Power Partners, as successor in interest, dated November 1987 (as amended).

14			Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21		*	Subsidiaries of the Registrant.

31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2		*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32		*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: December 14, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	December 14, 2007
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	December 14, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	December 14, 2007
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust IV

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust IV (a Delaware trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Edison, New Jersey
December 14, 2007

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$819	$639
Accounts receivable	2,252	2,045
Notes receivable, affiliates – current portion	-	207
Due from affiliates	59	95
Prepaid expenses and other current assets	80	102
Total current assets	3,210	3,088
Notes receivable, affiliates – noncurrent portion	4,859	4,926
Investments	4,776	4,174
Plant and equipment, net	8,561	9,351
Intangibles, net	1,857	2,460
Other assets	405	405

Total assets	$23,668	$24,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$432	$582
Accrued royalty expense	451	409
Due to affiliates	285	943
Total current liabilities	1,168	1,934
Minority interest	4,566	4,632
Total liabilities	5,734	6,566

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,024	17,928
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(90)	(90)
Total shareholders’ equity	17,934	17,838

Total liabilities and shareholders’ equity	$23,668	$24,404

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Power generation revenue	$7,503	$7,676	$7,979
Renewable attribute revenue	3,957	4,014	4,177
Sublease revenue	577	571	571
Total revenues	12,037	12,261	12,727

Cost of revenues	9,199	9,379	9,483

Gross profit	2,838	2,882	3,244

Operating expenses:
General and administrative expenses	163	316	174
Management fee to the Managing Shareholder	535	447	476
Total operating expenses	698	763	650

Income from operations	2,140	2,119	2,594

Other income (expense):
Interest income	435	354	172
Interest expense	(74)	(67)	(67)
Equity in income of Maine Hydro	1,027	616	529
Equity in income (loss) of Indeck Maine	624	2,215	(1,630)
Total other income (expense), net	2,012	3,118	(996)

Income before minority interest	4,152	5,237	1,598

Minority interest in the earnings of subsidiaries	(1,005)	(1,021)	(1,150)

Net income	$3,147	$4,216	$448

Managing Shareholder – Net income	$31	$42	$125
Shareholders – Net income	3,116	4,174	323
Net income per Investor Share	6,533	8,752	677

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

	Shareholders' Equity	Managing Shareholder Deficit	Total Shareholders' Equity

Balance at January 1, 2004	$16,083	$(230)	$15,853
Net income	323	125	448
Cash distributions	(1,452)	(14)	(1,466)
Capital contribution	52	-	52
Balance at December 31, 2004	15,006	(119)	14,887

Net income	4,174	42	4,216
Cash distributions	(1,307)	(13)	(1,320)
Capital contribution	55	-	55
Balance at December 31, 2005	17,928	(90)	17,838

Net income	3,116	31	3,147
Cash distributions	(3,734)	(38)	(3,772)
Capital contribution	714	7	721
Balance at December 31, 2006	$18,024	$(90)	$17,934

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net Income	$3,147	$4,216	$448
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,399	1,389	1,407
Change in rotable spare parts	(6)	97	28
Forgiveness of unpaid and accrued interest on management fees	721	55	52
Interest income on notes receivable	(404)	(339)	(172)
Minority interest in the earnings of subsidiaries	1,005	1,021	1,150
Equity interest in (income) loss of:
Maine Hydro	(1,027)	(616)	(529)
Indeck Maine Hydro	(624)	(2,215)	1,630
Cash distributions from Maine Hydro	1,050	842	877
Changes in operating assets and liabilities
Accounts receivable	(207)	(630)	(443)
Prepaid expenses and other current assets	22	13	(38)
Accounts payable	(150)	331	7
Accrued royalty expense	41	52	135
Due to/from affiliates, net	(622)	(219)	(111)
Other assets	-	(105)	(300)
Total adjustments	1,198	(324)	3,693
Net cash provided by operating activities	4,345	3,892	4,141

Cash flows from investing activities:
Repayment of notes receivable, affiliates	207	-	-
Loans to Indeck Maine	-	(1,000)	(1,000)
Loans to Ridgewood Power B Fund/ Providence Expansion	-	(207)	-
Interest received on Indeck Maine loan	471	-	-
Captial expenditures	-	-	(35)
Net cash provided by (used in) investing activities	678	(1,207)	(1,035)

Cash flows from financing activities:
Cash distributions to minority interest	(1,071)	(1,458)	(1,569)
Cash distributions to shareholders	(3,772)	(1,320)	(1,466)
Repayments of term loan	-	-	(867)
Change in restricted cash	-	-	757
Net cash used in financing activities	(4,843)	(2,778)	(3,145)

Net increase (decrease) in cash	180	(93)	(39)
Cash, beginning of year	639	732	771
Cash, end of year	$819	$639	$732

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$14

The accompanying notes are an integral part of these consolidated financial statements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

1.        DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed in September 1994. The Trust began offering shares on February 6, 1995 and concluded its offering on September 30, 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives. Among the incentives are ancillary revenue opportunities related to the fuel used by the power plants.

The Trust’s accompanying consolidated financial statements include its wholly-owned subsidiaries and the financial statements of Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”). The Trust’s consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The revenues generated from Ridgewood Pump Services IV Partners, L.P. ("Pump Services"), a wholly-owned subsidiary of Trust IV, were not material to the Trust’s operating results for the periods presented, and in January 2006, the engines were sold for $1 to the local operator.  The Trust did not record any gain or loss on the sale as the assets of Pump Services were fully impaired in 2003.

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

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. Minority interests of majority-owned subsidiaries are calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

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
(dollar amounts in thousands, except per share data)

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

Renewable attribute revenue is derived from the sale of the renewable portfolio standard attributes (“RPS Attributes”). As discussed in Note 8, qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are produced as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Sublease revenue is recorded monthly in accordance with the terms of the sublease agreement.

d) Cash

Cash balances with banks as of December 31, 2006 and 2005 exceeded insured limits by $619 and $507, respectively.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f) Plant and Equipment

Plant and equipment, consisting principally of a power generating facility, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

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
(dollar amounts in thousands, except per share data)

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

h) Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying value of the Trust’s cash, accounts receivable, accounts payable and accrued expenses approximates their fair value.

i) Comprehensive Income

The Trust's comprehensive income consists only of net income.

j) Significant Customers

During 2006, 2005 and 2004, the Trust’s two largest customers accounted for 80.7%, 79.5% and 77.9%, respectively, of total revenues. During 2006, 2005 and 2004, the Trust purchased 100% of its gas from one supplier.

k) Income Taxes

No provision is made for income taxes in the accompanying consolidated financial statements as the income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust.

l) Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3.         NOTES RECEIVABLE, AFFILIATES

In September 2005, the Trust loaned $207 to Ridgewood Power B Fund/Providence Expansion (“B Fund”), an affiliate of the Trust.  The note receivable was paid off by the B Fund during the first quarter of 2006.

At December 31, 2006, the Trust loan balance to Indeck Maine was $4,075. During 2005 and 2004, the Trust loaned $1,000 each year to Indeck Maine which bears interest at 18% and 12% per annum, respectively. The interest income accrued on the notes receivable for the years ended December 31, 2006, 2005 and 2004 was $404, $339 and $171, respectively, which is included in notes receivable affiliates in the consolidated balance sheets. Ridgewood Electric Power Trust V (“Trust V”) made identical loans to Indeck Maine.

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

On August 28, 2006, Indeck Maine and Commerce amended the mortgage loan note and subordination agreement, whereby, Indeck Maine was permitted to make payments of up to $2,500 to Ridgewood Indeck Investors and Indeck Energy Services LLC, an unaffiliated entity in 2006 towards outstanding obligations.  On December 18, 2006, Trust received $471of interest on the subordinated notes.

4.         PLANT AND EQUIPMENT

At December 31, 2006 and 2005, plant and equipment at cost and accumulated depreciation were:

	2006	2005

Power generation facility	$15,914	$16,924
Rotable spare parts	705	699
Equipment	24	24
Vehicles	33	33
	16,676	17,680
Less: accumulated depreciation	(8,115)	(8,329)
	$8,561	$9,351

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $796, $786 and $804, respectively, which is included in cost of revenues.

5.         INTANGIBLE ASSETS

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

A portion of the purchase price of Ridgewood Providence was assigned to the electricity sales contracts and is being amortized through its early termination date of 2010 (a period of approximately 14 years) on a straight-line basis. At December 31, 2006 and 2005, the gross and net carrying amounts of the electric sales contracts were:

	2006	2005

Electricity sales contracts - gross	$8,338	$8,338
Less: accumulated amortization	(6,481)	(5,878)
Intangibles, net	$1,857	$2,460

For each of the years ended December 31, 2006, 2005 and 2004, amortization expense was $603, which is included in cost of revenues. The Trust expects to record amortization expense during the next four years as follows:

Year ended December 31,
2007	$603
2008	603
2009	603
2010	48
Total	$1,857

6.         INVESTMENTS

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

On December 23, 1996, in a merger transaction, Maine Hydro acquired 14 hydroelectric projects located in Maine from CHI Energy, Inc. Maine Hydro has electrical generating capacity of 11.3 megawatts (“MW”) and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated is sold under long-term electricity sales agreements.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for Maine Hydro at December 31, 2006 and 2005 is as follows:

	2006	2005

Current assets	$1,448	$1,764
Non-current assets	4,739	4,182
Total assets	$6,187	$5,946

Current liabilities	$900	$606
Non-current liabilities	5	12
Partners’ equity	5,282	5,328
Total liabilities and partners' equity	$6,187	$5,946

Trust share of Maine Hydro equity	$2,641	$2,664

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Revenues	$5,221	$4,806	$3,429

Cost of revenues	2,991	3,060	2,813
Other expenses (income), net	176	514	(443)
Total expenses	3,167	3,574	2,370

Net income	$2,054	$1,232	$1,059

Trust share of income in Maine Hydro	$1,027	$616	$529

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

From January 1998 through June 2005, the Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

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

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for Indeck Maine at December 31, 2006 and 2005 is as follows:

	2006	2005

Current assets	$8,817	$10,983
Non-current assets	11,468	9,329

Total assets	$20,285	$20,312

Current liabilities	$3,715	$4,053
Notes payable to members	16,301	16,301
Loan payable – long-term portion	788	2,036
Interest payable to members	3,135	3,403
Members’ deficit	(3,654)	(5,481)

Total liabilities and members' deficit	$20,285	$20,312

Trust share of Indeck Maine equity	$2,134	$1,510

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Revenues	$33,539	$33,819	$14,784

Cost of revenues	29,921	26,870	16,542
Other expenses	1,791	2,007	1,196
Total expenses	31,712	28,877	17,738

Net income (loss)	$1,827	$4,942	$(2,954)

Trust share of income (loss) in Indeck Maine	$624	$2,215	$(1,630)

7.         LANDFILL LEASE AND SUBLEASE

Ridgewood Providence leases its site on the Central Landfill, located in Johnston, Rhode Island from Rhode Island Resource Recovery Corporation (“RIRRC”) under a lease which expires in 2020 and can be extended for an additional 10 years by mutual agreement of the parties under certain conditions. The lease requires Ridgewood Providence to pay a contingent rent in the form of a royalty equal to 15% of net revenue, as defined, until 2006. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000, and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2006, 2005 and 2004, royalty expense relating to the RIRRC lease amounted to $1,320, $1,090 and $1,102, respectively. The royalty expense has been included in the cost of revenues in the statements of operations.

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

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

a) Sublease Revenue - Effective January 1, 2001, Gasco is to pay Ridgewood Providence an annual amount equal to the product of $45 (adjusted annually for inflation from January 1, 2001) times the assumed output capacity of each original engine generator set in megawatts installed and operated by the joint venture. The Trust recognized sublease revenue of $577, $571 and $571 for the years ended December 31, 2006, 2005 and 2004 respectively.

b) Fuel Expense - Ridgewood Providence is to purchase all the landfill gas produced by Gasco and pay Gasco on a monthly basis approximately $.05 to $.005 per kilowatt hour based on the kilowatt hours generated. The price is adjusted annually for changes in the Consumer Price Index, as defined. Purchases from Gasco for the years ended December 31, 2006, 2005 and 2004 amounted to $1,031, $1,008 and $1,020, respectively. Fuel expenses have been included in the cost of revenues in the statements of operations.

8.         RENEWABLE ATTRIBUTE REVENUE

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

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2006, 2005 and 2004, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell its 2007 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of the agreement, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

9.         ROYALTY EXPENSE

On August 1, 2003, Ridgewood Providence entered into an Environmental Attribute Agreement with RIRRC and Ridgewood Gas Services, LLC (“RGS”), an affiliate of Ridgewood Providence that provides management services to RIRRC. Pursuant to the terms of the agreement, Ridgewood Providence is required to pay 15% net revenue royalty to both RIRRC and RGS from revenues derived from the sale of RPS Attributes which are the only direct costs of the renewable attribute revenue. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for an extension of an additional ten years. During the years ended December 31, 2006, 2005 and 2004, the Trust recognized royalty expense of $1,187, $1,181 and $1,245, respectively, related to this agreement which is included in cost of revenues in the accompanying statements of operations. The royalty expenses recognized above include 50% of royalty expenses to RGS for each of the years ended December 31, 2006, 2005 and 2004.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

10.      COMMITMENTS AND CONTINGENCIES

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

11.       TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trusts’ prior year net asset value which equals $535, $447 and $476 for the years ended December 31, 2006, 2005 and 2004, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2006, 2005 and 2004, the Trust accrued interest expense of $62, $55 and $52, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2006 2005 and 2004, the Trust made management fee payments to the Managing Shareholder of $257, $481 and $429, respectively.  In the fourth quarter of 2006, the Managing Shareholder forgave $278 of 2006 unpaid accrued management fees and $381 of prior years unpaid accrued management fees which were recorded as deemed capital contributions.

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2006, 2005 and 2004, RPM charged the projects approximately $1,533, $1,358 and $1,169, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2006, 2005, and 2004 RPM charged the projects approximately $6,447, $6,970 and $7,097, respectively, for all of the direct operating and non-operating expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $38, $13 and $14 for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Trust has not yet reached Payout.

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

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2006 and 2005, the Trust had outstanding payables and receivables as follows:

	December 31,		December 31,
	2006	2005	2006	2005
	Due from		Due to
RPM	$-	$-	$211	$204
RRP	-	-	-	384
Trust III	19	-	-	355
Maine Hydro	21	60	-	-
Indeck Maine	-	20	74	-
Other affiliates	19	15	-	-
Total	$59	$95	$285	$943

Ridgewood Electric Power Trust IV
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

12.         SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters
	1st	2nd	3rd	4th
Revenues	$3,012	$2,986	$2,923	$3,116
Gross profit	848	649	768	573
Income from operations	647	470	605	418
Net income	948	393	891	915
Net income per Investor Share	1,968	816	1,850	1,899

	2005 Quarters
	1st	2nd	3rd	4th

Revenues	$3,117	$2,960	$2,996	$3,188
Gross profit	915	620	834	513
Income from operations	736	415	654	314
Net income	103	857	1,715	1,541
Net income per Investor Share	214	1,779	3,560	3,199