Form 10-Q
period 2007-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-02-20
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

As of December 31, 2007, there were 476.8875 Investor Shares outstanding.

                FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash	$245	$819
Accounts receivable	2,553	2,252
Due from affiliates	29	59
Prepaid expenses and other current assets	91	80
Total current assets	2,918	3,210
Notes receivable, affiliates	4,960	4,859
Investments	4,841	4,776
Plant and equipment, net	8,362	8,561
Intangibles, net	1,707	1,857
Other assets	405	405

Total assets	$23,193	$23,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$432
Accrued royalty expense	495	451
Due to affiliates	268	285
Total current liabilities	912	1,168
Minority interest	4,443	4,566
Total liabilities	5,355	5,734

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,929	18,024
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(91)	(90)
Total shareholders’ equity	17,838	17,934

Total liabilities and shareholders’ equity	$23,193	$23,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Power generation revenue	$1,884	$1,879
Renewable attribute revenue	1,272	989
Sublease revenue	146	144
Total revenues	3,302	3,012

Cost of revenues	2,399	2,164

Gross profit	903	848

Operating expenses:
General and administrative expenses	119	67
Management fee to the Managing Shareholder	134	134
Total operating expenses	253	201

Income from operations	650	647

Other income (expense):
Interest income, affiliates	107	112
Interest expense	-	(12)
Equity in income of Maine Hydro	228	376
Equity in income of Indeck Maine	187	130
Total other income, net	522	606

Income before minority interest	1,172	1,253

Minority interest in the earnings of subsidiaries	(305)	(305)

Net income	$867	$948

Managing Shareholder – Net income	$9	$9
Shareholders – Net income	858	939
Net income per Investor Share	1,799	1,968
Distributions per Investor Share	2,000	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$817	$926

Cash flows from investing activities:
Capital expenditures	-	(20)
Proceeds from notes receivable, affiliates	-	207
Net cash provided by investing activities	-	187

Cash flows from financing activities:
Cash distributions to minority interest	(428)	-
Cash distribution to shareholders	(963)	(722)
Net cash used in financing activities	(1,391)	(722)

Net (decrease) increase in cash	(574)	391
Cash, beginning of period	819	639
Cash, end of period	$245	$1,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust IV (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on December 14, 2007 (the “2006 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2006 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust has been organized to invest primarily in independent power generation facilities and other infrastructure projects in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives. Among the incentives are ancillary revenue opportunities related to the fuel used by the power plants.

The Trust’s accompanying condensed consolidated financial statements include the financial statements of Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”). The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the condensed consolidated balance sheets and statements of operations.

In January 2008, the Managing Shareholder announced that it intends to market Maine Hydro and Indeck Maine for sale.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Trust adopted FIN 48 effective January 1, 2007 with no impact on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159; The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

4.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$1,243	$1,520

Gross profit	582	796

Income from operations	456	767

Net income	$456	$752

Trust share of income in Maine Hydro	$228	$376

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$9,135	$8,346

Gross profit	1,043	842

Income from operations	896	789

Net income	$531	$412

Trust share of income in Indeck Maine	$187	$130

                The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $78 and $76 for the three months ended March 31, 2007 and 2006, respectively, is included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

5.    COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their renewable portfolio standard attributes ("RPS Attributes") derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,800, measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but each may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement.  As of March 31, 2007 and 2006, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in, Item 1A. “Risk Factors” and  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

                Revenues increased by $0.3 million, or 9.6%, from $3 million in the first quarter of 2006 to $3.3 million for the same period in 2007. The increase was primarily due to higher renewable attribute revenue resulting from higher prices in the Connecticut market in the first quarter of 2007 as compared to the first quarter of 2006.

Cost of revenues increased by $0.2 million, or 10.9%, from $2.2 million in the first quarter of 2006 to $2.4 million for the same period in 2007. This increase in the first quarter of 2007 was primarily attributable to higher royalty expense driven by increased renewable attribute revenues.

Gross profit increased by $0.1 million, or 6.5%, from $0.8 million in the first quarter of 2006 to $0.9 million for the same period in 2007 primarily due to increased revenues partially offset by increased cost of revenues.

For the first quarter of 2007, the Trust recorded equity income of $0.2 million from its investment in Maine Hydro compared to equity income of $0.4 million for the same period in 2006. The decrease of approximately $0.2 million in equity income was primarily related to decreased energy revenues resulting from lower production in the first quarter of 2007 as compared to the first quarter of 2006.

Total assets at March 31, 2007 were $23.2 million, a decrease of $0.5 million from the December 31, 2006 balance of $23.7 million. This decrease was primarily due to decreases of $0.6 million in cash, $0.2 million in plant and equipment and $0.1 million in intangibles, partially offset by increases of $0.3 million in accounts receivable and $0.1 million in notes receivable.  Total liabilities decreased by approximately $0.3 million from $5.7 million at December 31, 2006 to $5.4 million at March 31, 2007. The decrease was primarily the result of a decrease of $0.3 million in accounts payable.

Liquidity and Capital Resources

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

At March 31, 2007, the Trust had cash of $0.2 million, a decrease of $0.6 million from $0.8 million at December 31, 2006. The cash flows for the three months ended March 31, 2007 were $0.8 million provided by operating activities and $1.4 million used in financing activities.

Cash provided by investing activities for the three months ended March 31, 2006 was $0.2 million. The first quarter of 2006 cash flows represents proceeds of $0.2 million from the loan to Ridgewood Power B Fund/Providence Expansion partially offset by capital expenditures of $20,000.  There were no cash flows from investing activities in the first quarter of 2007.

In the first quarter of 2007, the Trust used cash of $1.4 million in financing activities, primarily as a result of $1 million and $0.4 million used for cash distributions to shareholders and minority interest, respectively.  In the first quarter of 2006, the Trust used cash of $0.7 million in financing activities, which represents cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust’s 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

Since the review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, and implemented a corporate whistleblower policy.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2006 Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust’s 2006 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.		Description

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: February 20, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)