Form 10-Q
period 2007-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-02-20
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

                 FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash	$158	$819
Accounts receivable	3,897	2,252
Due from affiliates	95	59
Prepaid expenses and other current assets	121	80
Total current assets	4,271	3,210
Notes receivable, affiliates	5,061	4,859
Investments	5,421	4,776
Plant and equipment, net	8,192	8,561
Intangibles, net	1,556	1,857
Other assets	430	405

Total assets	$24,931	$23,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210	$432
Accrued royalty expense	562	451
Due to affiliates	1,279	285
Total current liabilities	2,051	1,168
Minority interest	4,653	4,566
Total liabilities	6,704	5,734

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,314	18,024
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(87)	(90)
Total shareholders’ equity	18,227	17,934

Total liabilities and shareholders’ equity	$24,931	$23,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Power generation revenue	$3,803	$3,763	$1,919	$1,884
Renewable attribute revenue	2,572	1,947	1,300	958
Sublease revenue	292	288	146	144
Total revenues	6,667	5,998	3,365	2,986

Cost of revenues	4,996	4,501	2,597	2,337

Gross profit	1,671	1,497	768	649

Operating expenses:
General and administrative expenses	370	112	251	45
Management fee to the Managing Shareholder	268	268	134	134
Total operating expenses	638	380	385	179

Income from operations	1,033	1,117	383	470

Other income (expense):
Interest income, affiliates	213	218	106	106
Interest expense	-	(26)	-	(14)
Equity in income of Maine Hydro	548	755	320	379
Equity in income (loss) of Indeck Maine	448	(191)	261	(321)
Other income	11	-	11	-
Total other income, net	1,220	756	698	150

Income before minority interest	2,253	1,873	1,081	620

Minority interest in the earnings of subsidiaries	(515)	(532)	(210)	(227)

Net income	$1,738	$1,341	$871	$393

Managing Shareholder – Net income	$17	$13	$8	$4
Shareholders – Net income	1,721	1,328	863	389
Net income per Investor Share	3,608	2,784	1,809	816
Distributions per Investor Share	3,000	3,000	1,000	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$1,241	$2,093

Cash flows from investing activities:
Proceeds from notes receivable, affiliates	-	207
Capital expenditures	(29)	-
Net cash (used in) provided by investing activities	(29)	207

Cash flows from financing activities:
Cash distribution to minority interest	(428)	(178)
Cash distribution to shareholders	(1,445)	(1,446)
Net cash used in financing activities	(1,873)	(1,624)

Net (decrease) increase in cash	(661)	676
Cash, beginning of period	819	639
Cash, end of period	$158	$1,315

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2007, and for the six and three month periods ended June 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Trust January 1, 2007. The Trust adopted FIN 48 effective January 1, 2007 with no impact on its condensed consolidated financial statements.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

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

4.        INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$2,764	$3,031	$1,521	$1,511

Gross profit	1,344	1,583	762	787

Income from operations	1,096	1,545	640	778

Net income	$1,096	$1,511	$640	$759

Trust share of income in Maine Hydro	$548	$755	$320	$379

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six months and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$18,329	$15,685	$9,194	$7,339

Gross profit (loss)	2,172	764	1,129	(78)

Income (loss) from operations	1,909	641	1,013	(148)

Net income (loss)	$1,185	$(102)	$654	$(514)

Trust share of income (loss) in Indeck Maine	$448	$(191)	$261	$(321)

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $145 and $140 for the six months ended June 30, 2007 and 2006, respectively, and depreciation expense of $67 and $64 for the three months ended June 30, 2007 and 2006, respectively, is included in the equity income (loss) from Indeck Maine in the condensed consolidated statements of operations.

5.        COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their renewable portfolio standard attributes ("RPS Attributes") derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,800 measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but each may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement.  As of June 30, 2007 and 2006, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

                Revenues increased by $0.7 million, or 11.2%, from $6 million in the first six months of 2006 to $6.7 million for the same period in 2007. The increase was primarily due to higher renewable attribute revenue resulting from higher prices in the Connecticut market in the first half of 2007 as compared to the first half of 2006.

Cost of revenues increased by $0.5 million, or 11%, from $4.5 million in the first six months of 2006 to $5 million for the same period in 2007. This increase in the first six months of 2007 was primarily attributable to $0.3 million higher royalty expense driven by increased renewable attribute revenues and $0.2 million higher spare parts expense.

Gross profit increased by $0.2 million, or 11.6%, from $1.5 million in the first six months of 2006 to $1.7 million for the same period in 2007 primarily due to increased revenues partially offset by increased cost of revenues.

General and administrative expenses increased by $0.3 million from $0.1 million for the six months ended June 30, 2006 to $0.4 million for the same period in 2007. The increase was primarily attributable to higher professional fees.

For the first half of 2007, the Trust recorded equity income of $0.5 million from its investment in Maine Hydro compared to equity income of $0.8 million for the same period in 2006. The decrease of approximately $0.3 million was primarily related to decreased energy revenues resulting from lower production in the first half of 2007 as compared to the first half of 2006.

For the first half of 2007, the Trust recorded equity income of $0.4 million from its investment in Indeck Maine compared to equity loss of $0.2 million for the same period in 2006. The increase in equity income of $0.6 million during the first six months of 2007 was primarily due to increased gross profit resulting from higher production and electricity prices as compared to the first six months of 2006.

Total assets at June 30, 2007 were $24.9 million, an increase of approximately $1.2 million from the December 31, 2006 balance of $23.7 million.  This increase was primarily due to increases of $1.6 million in accounts receivable, $0.6 million in investments and $0.2 million in notes receivable, partially offset by decreases of $0.6 million in cash, $0.3 million in plant and equipment and $0.3 million in intangibles.  Total liabilities increased by $1 million from $5.7 million at December 31, 2006 to $6.7 million at June 30, 2007, primarily due to an increase in due to affiliates needed by the Trust to offset the increase in accounts receivable.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues increased by $0.4 million, or 12.7%, from $3 million in the second quarter of 2006 to $3.4 million for the same period in 2007. The increase was primarily due to higher renewable attribute revenue resulting from higher prices in the Connecticut market in the second quarter of 2007 as compared to the second quarter of 2006.

Cost of revenues increased by $0.3 million, or 11.1%, from $2.3 million in the second quarter of 2006 to $2.6 million for the same period in 2007. This increase in the second quarter of 2007 was primarily attributable to $0.2 million higher royalty expense driven by increased renewable attribute revenues and $0.1 million higher spare parts expense.

Gross profit increased by approximately $0.2 million, or 18.3%, from $0.6 million in the second quarter of 2006 to $0.8 million for the same period in 2007 primarily due to increased revenues partially offset by increased cost of revenues.

In the second quarter of 2007, the Trust recorded equity income of $0.3 million from its investment in Indeck Maine compared to equity loss of  $0.3 million for the same period in 2006. The increase in equity income of $0.6 million in the second quarter of 2007 was primarily due to increased gross profits resulting from higher production and electricity prices as compared to the second quarter of 2006.

Liquidity and Capital Resources

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

At June 30, 2007, the Trust had cash of $0.2 million, a decrease of approximately $0.6 million from $0.8 million at December 31, 2006. The cash flows for the six months ended June 30, 2007 were $1.3 million provided by operating activities offset by $29,000 used in investing activities and $1.9 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2007 was $1.3 million compared to $2.1 million for the same period in 2006. The decrease of approximately $0.8 million in cash flow in the first half of 2007 was primarily due to increases in accounts receivable partially offset by increased net due to/from affiliates.

Cash used in investing activities for the six months ended June 30, 2007 was $29,000 compared to cash provided of $0.2 million for the same period in 2006. The cash used in the first half of 2007 represents $29,000 of capital expenditures and the cash provided for the same period in 2006 represents proceeds of $0.2 million from the loan to Ridgewood Power B Fund/Providence Expansion.

Cash used in financing activities for the first half of 2007 was $1.9 million compared to $1.6 million for the same period in 2006. In the first half of 2007, cash used in financing activities included $1.5 million and $0.4 million in cash distributions to shareholders and minority interest, respectively. For the first six months of 2006, financing activities included $1.4 million and $0.2 million in cash distributions to shareholders and minority interest, respectively.

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

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2006 Form 10-K.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Trust’s 2006 Form 10-K.

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