Form 10-Q
period 2007-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-02-20
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐               Accelerated filer      ☐               Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No    ☒

As of December 31, 2007, there were 476.8875 Investor Shares outstanding.

              FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash	$816	$819
Accounts receivable	2,641	2,252
Due from affiliates	184	59
Prepaid expenses and other current assets	222	80
Total current assets	3,863	3,210
Notes receivable, affiliates	5,162	4,859
Investments	4,930	4,776
Plant and equipment, net	7,994	8,561
Intangibles, net	1,405	1,857
Other assets	430	405

Total assets	$23,784	$23,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$432
Accrued royalty expense	497	451
Due to affiliates	734	285
Total current liabilities	1,491	1,168
Minority interest	4,223	4,566
Total liabilities	5,714	5,734

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,159	18,024
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(89)	(90)
Total shareholders’ equity	18,070	17,934

Total liabilities and shareholders’ equity	$23,784	$23,668

 The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Power generation revenue	$5,730	$5,607	$1,927	$1,844
Renewable attribute revenue	3,880	2,882	1,308	935
Sublease revenue	436	432	144	144
Total revenues	10,046	8,921	3,379	2,923

Cost of revenues	7,384	6,656	2,388	2,155

Gross profit	2,662	2,265	991	768

Operating expenses:
General and administrative expenses	636	142	267	30
Management fee to the Managing Shareholder	404	401	135	133
Total operating expenses	1,040	543	402	163

Income from operations	1,622	1,722	589	605

Other income (expense):
Interest income, affiliates	323	326	110	108
Interest expense	-	(43)	-	(17)
Equity in income (loss) of Maine Hydro	197	672	(351)	(83)
Equity in income of Indeck Maine	708	357	260	548
Other income	11	-	-	-
Total other income, net	1,239	1,312	19	556

Income before minority interest	2,861	3,034	608	1,161

Minority interest in the earnings of subsidiaries	(799)	(802)	(284)	(270)

Net income	$2,062	$2,232	$324	$891

Managing Shareholder – Net income	$21	$22	$4	$9
Shareholders – Net income	2,041	2,210	320	882
Net income per Investor Share	4,280	4,634	672	1,850
Distributions per Investor Share	4,000	5,000	1,000	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$3,083	$3,495

Cash flows from investing activities:
Proceeds from notes receivable, affiliates	-	207
Proceeds from sale of equipment	11	-
Capital expenditures	(29)	-
Net cash (used in) provided by investing activities	(18)	207

Cash flows from financing activities:
Cash distribution to minority interest	(1,142)	(964)
Cash distribution to shareholders	(1,926)	(2,409)
Net cash used in financing activities	(3,068)	(3,373)

Net (decrease) increase in cash	(3)	329
Cash, beginning of period	819	639
Cash, end of period	$816	$968

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2007, and for the nine and three month periods ended September 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4.        INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$2,875	$3,612	$111	$581

Gross profit (loss)	728	1,477	(616)	(106)

Income (loss ) from operations	394	1,393	(702)	(152)

Net income (loss)	$394	$1,344	$(702)	$(167)

Trust share of income (loss) in Maine Hydro	$197	$672	$(351)	$(83)

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$27,517	$24,566	$9,188	$8,881

Gross profit	3,228	2,531	1,056	1,767

Income from operations	2,922	2,250	1,013	1,609

Net income	$1,838	$1,154	$653	$1,256

Trust share of income in Indeck Maine	$708	$357	$260	$548

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $211 and $220 for the nine months ended September 30, 2007 and 2006, respectively, and depreciation expense of $66 and $80 for the three months ended September 30, 2007 and 2006, respectively, is included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

5.   COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their renewable portfolio standard attributes ("RPS Attributes") derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,800, measured using current factors, for that option year and any other year in which an option has been exercised and no renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but each may be liable up to 100% in the event of the default of its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement.  As of September 30, 2007 and 2006, Ridgewood Providence satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues of $10 million for the nine months ended September 30, 2007 increased by $1.1 million, or 12.6%, from $8.9 million for the same period in 2006. The increase was primarily due to higher renewable attribute revenue resulting from higher prices in the Connecticut market in the first nine months of 2007 as compared to the first nine months of 2006.

Cost of revenues increased by $0.7 million, or 10.9%, from $6.7 million in the first nine months of 2006 to $7.4 million for the same period in 2007. This increase in the first nine months of 2007 was primarily attributable to $0.4 million higher royalty expense driven by increased renewable attribute revenues and $0.3 million higher spare parts expense.

Gross profit increased by $0.4 million, or 17.5%, from $2.3 million in the first nine months of 2006 to $2.7 million for the same period in 2007 primarily due to increased revenues partially offset by increased cost of revenues.

General and administrative expenses increased by $0.5 million from $0.1 million for the first nine months of 2006 to $0.6 million for the same period in 2007. The increase was primarily attributable to higher professional fees.

For the nine months ended September 30, 2007, the Trust recorded equity income of $0.2 million from its investment in Maine Hydro compared to equity income of $0.7 million for the same period in 2006. The decrease in equity income of $0.5 million was primarily related to decreased energy revenues resulting from lower production and an increase in professional fees, partially offset by a decrease in repairs and maintenance expense in the first nine months of 2007 as compared to the same period in 2006.

For the nine months ended September 30, 2007, the Trust recorded equity income of $0.7 million from its investment in Indeck Maine compared to equity income of $0.4 million for the same period in 2006. The increase in equity income of approximately $0.3 million was primarily due to increased gross profit resulting from higher production and electricity prices in the first nine months of 2007 as compared to the same period in 2006.

Total assets at September 30, 2007 were $23.8 million, an increase of $0.1 million from the December 31, 2006 balance of $23.7 million. This was primarily due to increases of $0.4 million in accounts receivable, $0.3 million in notes receivable and $0.2 million each in investments and prepaid expenses, partially offset by decreases of $0.5 million each in plant and equipment, and intangibles.  Total liabilities of $5.7 million at September 30, 2007 were comparable to total liabilities at December 31, 2006.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues increased by $0.5 million, or 15.6%, from $2.9 million in the third quarter of 2006 to $3.4 million for the same period in 2007. The increase was primarily due to higher renewable attribute revenue resulting from higher prices in the Connecticut market in the third quarter of 2007 as compared to the third quarter of 2006.

Cost of revenues increased by $0.2 million, or 10.8%, from $2.2 million in the third quarter of 2006 to $2.4 million for the same period in 2007. This increase in the third quarter of 2007 was primarily attributable to $0.1 million higher royalty expense driven by increased renewable attribute revenues and $0.1 million higher spare parts expense.

Gross profit increased by $0.2 million, or 29%, from $0.8 million in the third quarter of 2006 to $1 million for the same period in 2007 primarily due to increased revenues partially offset by increased cost of revenues.

For the three months ended September 30, 2007, the Trust recorded equity loss of $0.4 million from its investment in Maine Hydro compared to equity loss of $0.1 million in the 2006 period. The increase in equity loss of $0.3 million was primarily related to decreased energy revenues resulting from lower production partially offset by a decrease in repairs and maintenance expense in the third quarter of 2007 as compared to the third quarter of 2006.

For the three months ended September 30, 2007, the Trust recorded equity income of $0.3 million from its investment in Indeck Maine compared to equity income of $0.5 million for the same period in 2006. The decrease in equity income of approximately $0.2 million was primarily due to an increase in repairs and maintenance expense in the third quarter of 2007 as compared to the third quarter of 2006.

Liquidity and Capital Resources

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

At September 30, 2007, the Trust's cash of $0.8 million was comparable to the balance at December 31, 2006. The cash flows for the first nine months of 2007 were $3.1 million provided by operating activities, $18,000 used in investing activities and $3.1 used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2007 was $3.1 million compared to $3.5 million for the nine months ended September 30, 2006. The decrease of $0.4 million in cash flow in the first nine months of 2007 was primarily due to increases in accounts receivable and other current assets and a decrease in accounts payable.

Cash used in investing activities for the nine months ended September 30, 2007 was $18,000 compared to cash provided from investing activities of $0.2 million for the same period in 2006. The cash used in the first nine months of 2007 represents $29,000 of capital expenditures partially offset by proceeds of $11,000 from the sale of equipment.  The cash provided for in the first nine months of 2006 represents proceeds of $0.2 million from the loan to Ridgewood Power B Fund/Providence Expansion.

Cash used in financing activities for the first nine months of 2007 was $3.1 million compared to $3.4 million for the same period in 2006. In the nine months ended September 30, 2007, cash used in financing activities included $1.9 million and $1.1 million in cash distributions to shareholders and minority interest, respectively. For the nine months ended September 30, 2006, cash used in financing activities included $2.4 million and $1 million for distributions to shareholders and minority interest, respectively.

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

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is able to make its Exchange Act filings on a timely basis.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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