Form 10-K
period 2007-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-03-21
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐         Smaller reporting company   ☒
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2008 was 476.8875.

 FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994 primarily to make investments in projects and businesses in the energy and infrastructure sectors. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8 megawatts (“MW”), in biomass-fueled electricity generating projects with total generating capacity of 49MW, and in hydro-electric generating projects with total capacity of 11.3MW.

The Managing Shareholder announced that it intends to market the Trust’s biomass and hydro-electric projects for sale. There can be no assurance that any such sales will occur.

The Trust initiated its private placement offering in February 1995, selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in September 1996, and after payment of offering fees, commissions and investment fees, the Trust had $39.5 million available for investments and operating expenses. As of January 31, 2008, the Trust had 476.8875 Investor Shares outstanding, held by 1,048 shareholders.

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

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 3% of the Trust's prior year net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s projects. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2007, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment trusts that are managed by the Managing Shareholder.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2007 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood Providence[3]	1 location	64.3%	Leased	Electricity generation	Steel building/ concrete slab

Indeck Maine[4]	2 locations	25%	Owned	Electricity generation	Industrial compound

Maine Hydro[5]	14 locations	50%	Owned	Hydro-electric generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Co-owned with Ridgewood Electric Power Trust III (“Trust III”). The facility is located in Rhode Island.

[4]	Co-owned with Ridgewood Electric Power Trust V (“Trust V”) (25%) and Indeck Energy Services LLC (“Indeck”), an unaffiliated entity (50%). Both plants are located in Maine.

[5]	Co-owned with Trust V. All sites are located in Maine.

Ridgewood Providence

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included an electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island. At December 31, 2007, Ridgewood Providence consisted of nine reciprocating engine/generator sets with a total capacity of 13.8MW, which are fueled by landfill methane gas produced by, and collected from, the landfill. Since 1990, electricity generated by Ridgewood Providence has been sold to New England Power (“NEP”) under a long-term electricity sales contract. The contract expires in 2020 but becomes a market-rate contract in 2010.

Ridgewood Providence occupies the site and uses the gas from the landfill under the terms of a long-term agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”), a Rhode Island public corporation that owns and operates the landfill.

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) for the purpose of utilizing a portion of the supply of gas from the landfill that is in excess of the quantity that could be used by Ridgewood Providence. The project owned by RRIG reached full operation in October 2005 and has a capacity of 8.5MW. RRIG has rights to gas from the landfill for the purpose of operating the RRIG project under a long-term agreement with RIRRC. Other than an environmental indemnity agreement involving RIRRC, RRIG and Ridgewood Providence (among others), there is no commercial relationship between RRIG and Ridgewood Providence. The landfill currently generates more gas than can be utilized by the combined projects of Ridgewood Providence and RRIG. Operations and maintenance support for both Ridgewood Providence and RRIG are provided by RPM, on an at cost basis.

In August 2003, Ridgewood Gas Services, LLC (“RGS”), a subsidiary of the Trust and Trust III, entered into separate agreements with RIRRC and Central Gas Limited Partnership (“CGLP”) (each of which owns a gas collection system on the landfill that is used to provide landfill gas to Ridgewood Providence and RRIG) to provide gas collection and management services to those entities and to provide landfill gas to Providence. RGS terminated the agreement with CGLP effective December 31, 2007 and Providence is now obtaining this portion of landfill gas directly from RIRRC.

Pursuant to the terms of an Environmental Attribute Agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties to each of RIRRC and RGS, which are derived from the sale of Renewable Portfolio Standards Attributes and certain other environmental attributes (“RPS Attributes”) relating to Ridgewood Providence. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for extensions of additional ten year terms.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”), which among other things, requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas. Beginning in 2003, each such retail supplier must obtain at least one percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2007 and 2006, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell a portion of its 2008 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of these agreements, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence  and its affiliates produce insufficient RPS Attributes for such option year, Ridgewood Providence and its affiliates face a penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3.8 million, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, Ridgewood Providence is liable for 8% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates. The power marketer exercised its option to purchase 2008 RPS Attributes.

Ridgewood Providence and the Trust, along with Trust III and RRIG, are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

Indeck Maine

In June 1997, the Trust and Trust V (collectively the “Ridgewood Indeck Investors”) purchased, equal portions in a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company (“Indeck Maine”) that owns two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro both in Maine. Indeck, an entity unaffiliated with the Trust, owns the remaining membership interest in Indeck Maine and was the seller in the June 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January 1998 to December 2007, Ridgewood Indeck Investors in Indeck Maine loaned an aggregate of approximately $8.2 million to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November 1987 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England, a regional transmission organization serving the New England states. In September 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. An amount of electricity equal to approximately 50% of the output of the plants during the period of the contract was sold and delivered pursuant to this award. This contract expired at the end of February 2008, at which time Indeck Maine resumed selling its output to ISO New England.

Similar to Ridgewood Providence, Indeck Maine sells RPS Attributes to multiple purchasers and is party to the agreement with the power marketer for which they are committed to sell RPS Attributes derived from their electric generation, as described above. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

Indeck Maine qualifies for section 45 federal tax credits. The federal tax credit eligibility of the projects is expected to continue until the fourth quarter of 2009.

Maine Hydro

In August 1996, the Trust and Trust V formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydro-electric facilities from CHI Energy, Inc. The Trust and Trust V own equal interests in Maine Hydro. In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of generating capacity and are operated under contract by RPM on an at-cost basis.

The majority of electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. One of the purchase agreements expired in 2007, eleven expire at the end of 2008 and one each expires in 2014 and 2017. As the contracts expire, the affected projects expect to sell their output on the wholesale power market.

Significant Customers and Supplier

During 2007 and 2006, the Trust’s largest customers, NEP and Select Energy, accounted for 95.7% and 81.7% of total revenues, respectively. During 2007 and 2006, the Trust received 100% of its landfill gas from the Central Landfill.

Project Feedstock/Raw Materials

Ridgewood Providence and Indeck Maine each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. Ridgewood Providence’s landfill electricity generation facility consists of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Gas is collected from the landfill as it is produced through natural anaerobic digestion of the waste. Ridgewood Providence does not own or operate the landfill but has arrangements with the site owner/operator which give the project certain rights, including the right to build the project, occupy the compound and use the gas from the landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to the landfill operator as compensation for the granting of these rights.

The two plants of Indeck Maine use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel which is burned in circulating fluidized bed boilers to make steam which drives turbine generators. This fuel supply is obtained using a systematic procurement effort from a large number of local suppliers. These suppliers are active participants in the Maine regional wood products industry.

Maine Hydro projects are all located on, and are integral parts of, dams on the river ways. Of the fifteen projects of Maine Hydro, fourteen are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other one hydro-electric project is associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. The projects do not make payments for throughput water.

Competition

Power generated from Ridgewood Providence and the majority of the power generated from Maine Hydro is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product. Since Indeck Maine has historically sold output in its wholesale markets, competition is focused on wood supplies as the projects compete mostly with non-power generation businesses like paper and lumber companies for forest material. This competition is based on price, consistency of demand and relationships with suppliers. The Indeck Maine projects also compete for this material, in part, by their ability to use clean biomass that is waste-wood in certain other applications. Also, there are geographic limits to this competition because this clean biomass can only be economically transported over relatively short distances. Beginning in 2006, Indeck Maine has competed in the market to deliver electricity to final customers through supply auctions. Success in such auctions is based largely on price, reliability and financial strength. Ridgewood Providence and Indeck Maine compete with other renewable energy producers for the sale of their RPS Attributes.

Seasonality/Weather Effects

Ground conditions in the tree harvesting areas that the Indeck Maine projects look to for fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices received by Indeck Maine for its electricity output follow seasonal demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer as demand for heating and cooling increases.

The output of the Trust’s hydro-electric projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of the hydro-electric projects, output can vary widely from year-to-year based on amounts of rain and snowfall.

Government Incentives and Regulation

Projects of the Trust have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals.

Both Ridgewood Providence and Indeck Maine qualify for incentives because of their use of renewable fuel, as described under “Projects and Properties – Ridgewood Providence and Indeck Maine”, above.

All of the Trust’s projects operate under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of their facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust’s Ridgewood Providence business depends on the production of landfill methane gas from the landfill sites on which they operate and access to that gas production.

The electricity production of Ridgewood Providence is typically limited by the available amount of landfill methane gas used as fuel by the project. A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, Ridgewood Providence may not maintain profitable output levels.

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

Indeck Maine and Ridgewood Providence derive a significant portion of their income from renewable energy incentive programs sponsored by state governments. Should states reduce, eliminate, or change the compliance requirements for these programs, such changes could have a materially adverse impact on the financial performance of the Trust’s investment in these projects.

Regulatory changes, such as emission control changes and provision for fish passages in Maine, could impact the operations of the Trust’s projects. Such changes could increase costs at affected projects or prevent certain projects from operating.

The Trust’s projects sell at open market prices and could be adversely impacted by unfavorable changes in market prices.

Ridgewood Providence currently sells electricity at fixed prices under a long-term contract but, beginning in 2010, is scheduled to sell electricity at market prices.  Indeck Maine sells at open market prices as do portions of the Trust’s hydro-electric projects. If market prices for electricity fall sufficiently, these projects may not be able to operate profitably.  Ridgewood Providence and Indeck Maine also sells a portion of the RPS Attributes they produce at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes is anticipated to increase in the coming years. If this increase in supply results in a decrease in the market prices for RPS Attributes, such a decline would impact the profitability of Ridgewood Providence and Indeck Maine, and, if severe enough, could result in a suspension of operations at Indeck Maine.

The Trust’s biomass business can be affected by factors including weather and business conditions in other industries.

Greater than normal amounts of rain or snowfall, while benefiting hydro-electric projects of the Trust, could adversely affect the ability of suppliers to provide wood fuel to the Indeck Maine projects, which could result in increased supply costs. Conversely, moderate weather could adversely affect the prices Indeck Maine receives for its electricity generation. As a result, the projects could have to reduce production, or alternatively, suspend operations. Changes in conditions of the paper, lumber or other wood-products industries in the area of the plants could increase competition for the material used by the Indeck Maine projects for fuel. Such a circumstance could adversely impact operations of the projects by reducing availability of fuel to the plants or by increasing the cost of fuel.

The Trust’s hydro-electric business can be affected by adverse weather conditions.

The Trust’s hydro-electric generation projects rely on rainfall and snowfall to provide water flow for electricity production. Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue. Each project is entirely dependent on the water flow through where it is located.

The operations of the Trust have limited capital and have limited access to new capital.

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

The primary equipment of the Trust includes mechanical fuel handling systems, circulating fluidized bed boilers, turbine generator sets, reciprocating engine generator sets and hydro-electric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

 The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Trust’s interest in projects is illiquid. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, subject to shareholder approvals as detailed in the Declaration of Trust, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

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

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax returns.

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

Holders

As of January 31, 2008, there were 1,048 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	2007	2006
Distributions to Investors	$2,750	$3,734
Distributions per Investor Share	5,768	8,000
Distributions to Managing Shareholder	28	38

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on September 8, 1994 primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 13.8MW, in biomass-fueled electricity generating projects with total generating capacity of 49MW and in hydro-electric generating projects with total capacity of 11.3MW.

The Trust’s projects derive their revenue primarily from the sale of generated electricity and sales of related RPS Attributes. For the year ended December 31, 2007, Ridgewood Providence derived 38%, or $5.2 million, of its annual revenues from the sales of RPS Attributes, while Indeck Maine derived 40% of its 2007 annual revenues, or $14.4 million, from the sale of RPS Attributes. The Trust is anticipating an increase in the coming years in the available supply of RPS Attributes. If this increase in supply has an adverse affect on prices for these attributes, profitability of these projects would decline, and, if severe enough, could result in a suspension of operations at Indeck Maine.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 25% interest in Indeck Maine and its 50% interest in Maine Hydro, which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments.

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

Sublease revenue is recorded monthly in accordance with the terms of the sublease agreement. The sublease revenue agreement was terminated effective December 31, 2007.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

Plant and Equipment

Plant and equipment, consisting principally of a power generating facility, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust. Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

Revenues increased by approximately $1.5 million, or 12%, from $12 million in 2006 to $13.5 million in 2007. The increase in revenue was mainly due to an increase in renewable attribute revenue resulting from higher prices in the Connecticut market in 2007 compared to 2006.

Cost of revenues increased by $1 million, or 10.6%, from $9.2 million for 2006 to $10.2 million in 2007. The increase in 2007 cost of revenues was primarily attributable to $0.4 million in higher royalty expense driven by increased renewable attribute revenues and $0.3 million in higher spare parts expense.

Gross profit increased $0.5 million, or 16.8%, from $2.8 million in 2006 to $3.3 million in 2007. This increase was primarily due to increased renewable attribute revenue partially offset by increased cost of revenues.

General and administrative expenses increased by $1.5 million from $0.2 million in 2006 to $1.7 million in 2007. The increase was primarily attributable to higher professional fees. During 2007, the Managing Shareholder waived its right to receive $0.5 million in professional fees which were recorded as deemed capital contribution. The contribution was allocated 99% to the shareholders and 1% to the Managing Shareholder.

In 2007, the Trust recorded a decrease in equity income of $0.7 million from its investment in Maine Hydro from $1 million in 2006 compared to $0.3 million in 2007. The decrease in equity income was primarily the result of a decrease in revenues resulting from lower production in 2007.

In 2007, the Trust recorded an increase in equity income of $0.3 million from its investment in Indeck Maine from $0.6 million in 2006 to $0.9 million in 2007. The increase in equity income was primarily due to an increase in gross profit resulting from higher production and electricity prices in 2007.

Liquidity and Capital Resources

At December 31, 2007, the Trust had cash of $0.8 million, comparable to December 31, 2006. The cash flows for the year 2007 were $4.2 million provided by operating activities, $17,000 used in investing activities and $4.2 million used in financing activities.

In 2007, the Trust’s operating activities generated cash of $4.2 million compared to $4.3 million in 2006, a decrease of $0.1 million, primarily due to decreases in cash distributions from Maine Hydro.

In 2007, the Trust’s investing activities used cash of $17,000 compared to cash provided of $0.7 million in 2006, a decrease of $0.7 million. The decrease in cash inflow in 2007 was due to the 2006 proceeds of $0.2 million from the loan to Ridgewood Power B Fund/Providence Expansion and $0.5 million in interest received on the Indeck Maine loan.

In 2007, the Trust used cash of $4.2 million in financing activities, which includes $1.4 million and $2.8 million of cash distributions to minority interest and shareholders, respectively. In 2006, the Trust used cash of $4.8 million, which includes $1.1 million and $3.7 million of cash distributions to minority interest and shareholders, respectively.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

None.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

The Trust previously reported the following material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations; and

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures and implemented a corporate whistleblower policy. Management of the Trust believes that it has corrected the weakness regarding inadequate record retention.

As of December 31, 2007, the Trust was still delinquent in its filings with the SEC. Additionally, while improvements in disclosure controls and procedures were noted, there were year-end accounting entries, that while properly recorded prior to the publication of the Trust’s consolidated financial statements, were not identified and processed in a timely manner. As a result, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

While no material weaknesses were noted during their assessment using those criteria, it was noted that many of the Trust’s current disclosure procedures and controls were only recently put into place and were not operational during the entire year. Based on this, the Trust has not sufficiently demonstrated compliance with its procedures related to internal control over financial reporting. Accordingly, management of the Trust concluded that as of December 31, 2007, the Trust’s internal control over financial reporting was not effective. To mitigate the impact of this lack of effective internal control over financial reporting, the Trust’s Chief Executive Officer and Chief Financial Officer expanded their review of the disclosures contained in this Form 10-K by reviewing additional supporting materials and conducting interviews of management.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2007 as he failed to timely file a Form 4. This report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2007 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 476.8875 Investor Shares outstanding at December 31, 2007. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trust’s prior year net asset value, which equaled $538,000 for the year ended December 31, 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

 In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $452,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the expense recorded.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2007, RPM charged the projects approximately $1,800,000 for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the projects approximately $8,655,000 for direct expenses incurred during 2007.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $28,000 for the year ended December 31, 2007. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2007 and 2006 (in thousands).

	2007	2006

Audit fees	$328	$317
Tax fees[1]	30	53
Total	$358	$370

[1]	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Consolidated Financial Statements on page F-1 of this report.

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

10.1	#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1995 (incorporated by reference to the Registrant’s Annual Report on Form 10-K; SEC File No. 000-25430).

10.2
Power Purchase Agreement between New England Power Company and Ridgewood Providence Power Partners, as successor in interest, dated November 1987 (as amended) (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 14, 2007).

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21	*	Subsidiaries of the Registrant.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit No.		Description

31.2	*	Certification of Jeffrey H. Strasberg, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

See Consolidated Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: March 21, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	March 21, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 21, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	March 21, 2008
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust IV

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust IV (a Delaware trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 21, 2008

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$781	$819
Accounts receivable	2,083	2,252
Due from affiliates	153	59
Prepaid expenses and other current assets	130	80
Total current assets	3,147	3,210
Notes receivable, affiliates	5,263	4,859
Investments	5,293	4,776
Plant and equipment, net	7,656	8,561
Intangibles, net	1,255	1,857
Other assets	450	405

Total assets	$23,064	$23,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461	$432
Accrued royalty expense	466	451
Due to affiliates	603	285
Total current liabilities	1,530	1,168
Minority interest	3,962	4,566
Total liabilities	5,492	5,734

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	17,665	18,024
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(93)	(90)
Total shareholders’ equity	17,572	17,934

Total liabilities and shareholders’ equity	$23,064	$23,668

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Power generation revenue	$7,730	$7,503
Renewable attribute revenue	5,173	3,957
Sublease revenue	582	577
Total revenues	13,485	12,037

Cost of revenues	10,170	9,199

Gross profit	3,315	2,838

Operating expenses:
General and administrative expenses	1,653	163
Management fee to Managing Shareholder	538	535
Total operating expenses	2,191	698

Income from operations	1,124	2,140

Other income (expense):
Interest income	431	435
Interest expense	-	(74)
Equity in income of Maine Hydro	344	1,027
Equity in income of Indeck Maine	924	624
Total other income, net	1,699	2,012

Income before minority interest	2,823	4,152

Minority interest in the earnings of subsidiaries	(859)	(1,005)

Net income	$1,964	$3,147

Managing Shareholder – Net income	$20	$31
Shareholders - Net income	1,944	3,116
Net income per investor share	4,076	6,533

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$17,928	$(90)	$17,838
Net income	3,116	31	3,147
Cash distributions	(3,734)	(38)	(3,772)
Capital contribution	714	7	721
Balance at December 31, 2006	18,024	(90)	17,934

Net income	1,944	20	1,964
Cash distributions	(2,750)	(28)	(2,778)
Capital contribution	447	5	452
Balance at December 31, 2007	$17,665	$(93)	$17,572

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,964	$3,147
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,396	1,399
Gain on sale of vehicle	(11)	-
Change in rotable spare parts	140	(6)
Forgiveness of unpaid professional and management fees
and related interest	452	721
Interest income on notes receivable	(404)	(404)
Minority interest in the earnings of subsidiaries	859	1,005
Equity interest in income of:
Maine Hydro	(343)	(1,027)
Indeck Maine	(924)	(624)
Cash distributions from Maine Hydro	750	1,050
Changes in operating assets and liabilities:
Accounts receivable	169	(207)
Prepaid expenses and other current assets	(50)	22
Accounts payable	29	(150)
Accrued royalty expense	15	41
Due to/from affiliates, net	224	(622)
Other assets	(45)	-
Total adjustments	2,257	1,198
Net cash provided by operating activities	4,221	4,345

Cash flows from investing activities:
Proceeds from notes receivable, affiliates	-	207
Proceeds from sale of vehicle	12	-
Interest received on Indeck Maine loan	-	471
Capital expenditures	(29)	-
Net cash (used in) provided by investing activities	(17)	678

Cash flows from financing activities:
Cash distributions to minority interest	(1,464)	(1,071)
Cash distributions to shareholders	(2,778)	(3,772)
Net cash used in financing activities	(4,242)	(4,843)

Net (decrease) increase in cash	(38)	180
Cash and cash equivalents, beginning of year	819	639
Cash and cash equivalents, end of year	$781	$819

Supplemental disclosure of cash flow information:
Interest paid	$-	$10

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.        DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994. The Trust began offering shares in February 1995 and concluded its offering in September 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in independent power generation facilities located in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the consolidated balance sheets and statements of operations. Ridgewood Providence and the Trust, along with Trust III and Ridgewood Rhode Island Generation LLC (“RRIG”), are evaluating expanding the generation facilities at the site. If such expansion were to occur, the Trust may make an additional investment in Ridgewood Providence.

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

In January 2008, the Managing Shareholder announced that it intends to market Maine Hydro and Indeck Maine for sale. These assets did not meet the qualifications to be classified as “held for sale” at December 31, 2007.

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

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

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

Renewable attribute revenue is derived from the sale of the renewable portfolio standard attributes (“RPS Attributes”). As discussed in Note 8, qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are produced, as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Sublease revenue is recorded monthly in accordance with the terms of the sublease agreement. The sublease revenue agreement was terminated effective December 31, 2007.

d) Cash and cash equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. Cash balances with banks as of December 31, 2007 and 2006 exceeded insured limits by $581 and $619, respectively.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f) Plant and Equipment

Plant and equipment, consisting principally of a power generating facility, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

g) Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the years ended December 31, 2007 and 2006, there were no triggering events and the Fund did not perform an impairment assessment.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

h) Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of the Trust’s cash, accounts receivable, accounts payable and accrued royalty expense approximates their fair value.

i) Comprehensive Income

The Trust's comprehensive income consists only of net income.

j) Significant Customers and Supplier

During 2007 and 2006, the Trust’s largest customers accounted for 95.7% and 81.7% of total revenues, respectively. During 2007 and 2006, the Trust received 100% of its landfill gas from one supplier.

k) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust. Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) with no impact on its consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

l) Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.        NOTES RECEIVABLE, AFFILIATES

At December 31, 2007, the Trust loan balance to Indeck Maine was $5,263, is payable on demand and bears interest at rates ranging from 5% to 18%. The interest income accrued on the notes receivable for each of the years ended December 31, 2007 and 2006 was $404, which is included in Notes receivable, affiliates in the consolidated balance sheets.

The notes and the related accrued interest, which are payable on demand, are subordinate to the Commerce Bank/North (“Commerce”) term loan. As a part of the subordination agreement, the Trust and Trust V (collectively  the “Ridgewood Indeck Investors”) have agreed that prior to the payment in full of the Commerce loan and termination of all obligations of Commerce,  Ridgewood Indeck Investors shall not, without prior written consent of Commerce, accelerate the maturity of all or any portion of the subordinated debt and related interest, or take any action towards collection of all or any portion of the subordinated debt or enforcement of any rights, powers or remedies under the subordinated debt documents. On August 28, 2006, Ridgewood Indeck Investors and Commerce amended the mortgage loan note and subordination agreement whereby Indeck Maine was permitted to pay the $1,883 of interest on the subordinated notes payable paid to Ridgewood Indeck Investors. On February 29, 2008, the Commerce term loan was repaid. Notes receivable, affiliates continue to be classified as noncurrent, as the Trust does not expect repayment of the notes during 2008.

4.        PLANT AND EQUIPMENT

At December 31, 2007 and 2006, plant and equipment at cost and accumulated depreciation were:

	2007	2006

Power generation facility	$15,914	$15,914
Rotable spare parts	565	705
Equipment	24	24
Vehicles	29	33
	16,532	16,676
Less: accumulated depreciation	(8,876)	(8,115)
	$7,656	$8,561

For the years ended December 31, 2007 and 2006, depreciation expense was $793 and $796, respectively, which is included in cost of revenues.

5.        INTANGIBLES

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

A portion of the purchase price of Ridgewood Providence was assigned to the electricity sales contracts and is being amortized through its early termination date of 2010 on a straight-line basis.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

At December 31, 2007 and 2006, the gross and net carrying amounts of the electric sales contracts were:

	2007	2006

Electricity sales contracts - gross	$8,338	$8,338
Less: accumulated amortization	(7,083)	(6,481)
Intangibles, net	$1,255	$1,857

For each of the years ended December 31, 2007 and 2006, amortization expense was $603, which is included in cost of revenues. The Trust expects to record amortization expense during the next three years as follows:

Year Ended December 31,

2008	$603
2009	603
2010	49

6.        INVESTMENTS

Maine Hydro

In August 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation (“RMHCorp”), is the sole general partner of Maine Hydro and is owned equally by the Trust and Trust V, both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership agreement.

In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine with electrical generating capacity of 11.3 megawatts (“MW”) and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated has been primarily sold under long-term electricity sales agreements.

Summarized balance sheet data for Maine Hydro at December 31, 2007 and 2006 is as follows:

	2007	2006

Current assets	$1,045	$1,448
Noncurrent assets	3,945	4,739
Total assets	$4,990	$6,187

Current liabilities	$521	$900
Noncurrent liabilities	-	5
Partners' equity	4,469	5,282
Total liabilities and partners equity	$4,990	$6,187

Trust share of Maine Hydro equity	$2,235	$2,641

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Revenues	$3,907	$5,221

Cost of revenues	2,869	2,991
Other expenses, net	351	176
Total expenses	3,220	3,167

Net income	$687	$2,054

Trust share of income in Maine Hydro	$344	$1,027

Indeck Maine

In June 1997, the Trust and Trust V (collectively the “Ridgewood Indeck Investors”) equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, owns the remaining 50% membership interest in Indeck Maine and was the seller in the June 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January 1998 through June 2005, Ridgewood Indeck Investors loaned approximately $8,200 in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell RPS Attributes derived from their electric generation (see Note 10).

Summarized balance sheet data for Indeck Maine at December 31, 2007 and 2006 is as follows:

	2007	2006

Current assets	$10,744	$8,817
Noncurrent assets	12,070	11,468
Total assets	$22,814	$20,285

Current liabilities	$2,884	$3,715
Notes payable to members	16,301	16,301
Note payable	113	788
Interest payable to members	4,751	3,135
Members' deficit	(1,235)	(3,654)
Total liabilities and members' equity	$22,814	$20,285

Trust share of Indeck Maine equity	$3,058	$2,135

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Revenues	$35,841	$33,539

Cost of revenues	31,626	29,921
Other expenses, net	1,796	1,791
Total expenses	33,422	31,712

Net income	$2,419	$1,827

Trust share of income in Indeck Maine	$924	$624

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $286 and $290 for the years ended December 31, 2007 and 2006, respectively, is included in the equity income from Indeck Maine in the consolidated statements of operations.

7.        LANDFILL LEASE AND SUBLEASE

Ridgewood Providence leases its site on the Central Landfill, located in Johnston, Rhode Island from Rhode Island Resource Recovery Corporation (“RIRRC”) under a lease which expires in 2020 and can be extended for an additional 10 years by mutual agreement of the parties under certain conditions. The lease requires Ridgewood Providence to pay a contingent rent in the form of a royalty equal to 15% of net revenue, as defined, until 2006. For subsequent years, the royalty is 15% of net revenues for each month in which the average daily kilowatt hour production is less than 180,000, and 18% of net revenues for each month in which the average daily kilowatt hour production exceeds 180,000. For the years ended December 31, 2007 and 2006, royalty expense relating to the RIRRC lease amounted to $1,379 and $1,320, respectively. The royalty expense has been included in the cost of revenues in the statements of operations.

Through December 31, 2007, Ridgewood Providence subleased a portion of the Central Landfill to Central Gas Limited Partnership (“CGLP”), an unaffiliated entity. CGLP operated and maintained a portion of the landfill gas collection system and supplied landfill gas to Ridgewood Providence. The sublease agreement was effective through December 31, 2010 (prior to its early termination effective December 31, 2007) and provided for the following:

a) Sublease Revenue - Effective January 1, 2001, CGLP paid Ridgewood Providence an annual amount equal to the product of $45 (adjusted annually for inflation from January 1, 2001) times the assumed output capacity of each original engine generator set in megawatts installed and operated by the joint venture. Ridgewood Providence recognized sublease revenue of $582 and $577 for the years ended December 31, 2007 and 2006, respectively.

b) Fuel Expense - Ridgewood Providence purchased all the landfill gas produced by CGLP and paid CGLP on a monthly basis at approximately $.05 to $.005 per kilowatt hour based on the kilowatt hours generated. The price was adjusted annually for changes in the Consumer Price Index, as defined. Purchases from CGLP for the years ended December 31, 2007 and 2006 amounted to $1,059 and $1,031, respectively. Fuel expense has been included in the cost of revenues in the statements of operations.

Upon termination of the agreement with CGLP Ridgewood Providence will be making future fuel expense payments for this portion of the landfill gas to RIRRC in amounts substantially equal to the net payments under the prior sublease and fuel expense agreements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8.        RENEWABLE ATTRIBUTE REVENUE

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”), which among other things, requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas. Beginning in 2003, each such retail supplier must obtain at least one percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have a “vintage” prohibition, which in Massachusetts disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Thus, Ridgewood Providence can sell the 86,000 megawatt hours (“MWhs”) that are ineligible under Massachusetts standards into the Connecticut market. During 2007 and 2006, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

Similar agreements have committed Ridgewood Providence to sell a portion of its 2008 “vintage” RPS Attributes to such designated parties at certain fixed quantities and prices. Pursuant to the terms of these agreements, Ridgewood Providence is only required to deliver the specified RPS Attributes it generates and is not obligated to produce, nor is it subject to penalty if it is unable to produce, contracted quantities.

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence  and its affiliates produce insufficient RPS Attributes for such option year, Ridgewood Providence and its affiliates face a penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, Ridgewood Providence is liable for 8% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates. The power marketer exercised its option to purchase 2008 RPS Attributes.

9.        ROYALTY EXPENSE

Pursuant to the terms of an Environmental Attribute Agreement, Ridgewood Providence is required to pay 30% net revenue royalties from the sale of RPS Attributes relating to Ridgewood Providence. The term of the agreement coincides with the Central Landfill lease agreement, which expires in 2020 and provides for extensions of additional ten year terms. During the years ended December 31, 2007 and 2006, the Trust recognized royalty expense of $1,566 and $1,187, respectively, related to this agreement, which is included in cost of revenues in the accompanying consolidated statements of operations.

10.      COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but may be liable up to 100% in the event of default its affiliates. In the fourth quarters of 2007 and 2006, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 and 2007, respectively, as specified in the agreement. In 2007 and 2006, Ridgewood Providence and Indeck Maine satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

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

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust, and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or consolidated financial statements.

11.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trust’s prior year net asset value which equals $538 and $535 for the years ended December 31, 2007 and 2006, respectively, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2007 and 2006, the Trust made management fee payments to the Managing Shareholder for $538 and $257, respectively. During 2006, the Managing Shareholder forgave $278 of 2006 unpaid accrued management fees, and $381 of prior years unpaid accrued management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $452, relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as deemed a capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

In 2006, the Trust accrued interest expense of $62 on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as a deemed capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2007 and 2006, RPM charged the projects $1,800 and $1,533, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2007 and 2006, RPM charged the projects $8,655, and $6,447, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $28 and $38 for the years ended December 31, 2007 and 2006, respectively. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens, and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2007 and 2006, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2007	2006	2007	2006
RPM	$-	$-	$482	$211
RRP	-	-	32	-
Trust III	39	19	-	-
Maine Hydro	112	21	-	-
Indeck Maine	-	-	4	74
Other affiliates	2	19	85	-
Total	$153	$59	$603	$285