Form 10-Q
period 2008-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-05-09
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐       Smaller reporting company   ☒
                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No    ☒

As of March 31, 2008, there were 476.8875 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258	$781
Accounts receivable	2,165	2,083
Due from affiliates	69	153
Prepaid expenses and other current assets	210	130
Total current assets	2,702	3,147
Notes receivable, affiliates	5,364	5,263
Investments	5,738	5,293
Plant and equipment, net	7,458	7,656
Intangibles, net	1,104	1,255
Other assets	450	450

Total assets	$22,816	$23,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$461
Accrued royalty expense	485	466
Due to affiliates	243	603
Total current liabilities	1,222	1,530
Minority interest	3,728	3,962
Total liabilities	4,950	5,492

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares
issued and outstanding)	17,956	17,665
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(90)	(93)
Total shareholders’ equity	17,866	17,572

Total liabilities and shareholders’ equity	$22,816	$23,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2008	2007

Power generation revenue	$2,014	$1,884
Renewable attribute revenue	1,268	1,272
Sublease revenue	-	146
Total revenues	3,282	3,302

Cost of revenues	2,490	2,399

Gross profit	792	903

Operating expenses:
General and administrative expenses	759	119
Management fee to Managing Shareholder	134	134
Total operating expenses	893	253

(Loss) income from operations	(101)	650

Other income (expense):
Equity in income of Maine Hydro	537	228
Equity in (loss) income of Indeck Maine	(92)	187
Interest income	105	107
Other income	4	-
Total other income, net	554	522

Income before minority interest	453	1,172

Minority interest in the earnings of subsidiaries	(159)	(305)

Net income	$294	$867

Managing Shareholder – Net income	$3	$9
Shareholders – Net income	291	858
Net income per Investor Share	610	1,799
Distributions per Investor Share	-	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(130)	$817

Cash flows from financing activities:
Cash distributions to minority interest	(393)	(428)
Cash distribution to shareholders	-	(963)
Net cash used in financing activities	(393)	(1,391)

Net decrease in cash and cash equivalents	(523)	(574)
Cash and cash equivalents, beginning of period	781	819
Cash and cash equivalents, end of period	$258	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust IV (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 21, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the condensed consolidated balance sheets and statements of operations.

The Managing Shareholder announced that it intends to market Maine Hydro and Indeck Maine for sale. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at March 31, 2008.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

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

4.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$1,819	$1,229

Gross profit	1,161	582

Income from operations	1,073	456

Net income	$1,073	$456

Trust share of income in Maine Hydro	$537	$228

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$9,458	$9,135

Gross profit	522	1,043

Income from operations	326	896

Net (loss) income	$(37)	$531

Trust share of (loss) income in Indeck Maine	$(92)	$187

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In accordance with the operating agreement, losses and depreciation have been allocated to Indeck Energy Services (“IES”) to the extent of it adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Ridgewood Electric Power Trust V (“Trust V”). In addition, profits will be allocated equally between the Trust and Trust V until the priority return from operations is received. As of December 31, 2007, the cumulative priority return was $26,500.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $73 and $78 for the three months ended March 31, 2008 and 2007, respectively, was included in the equity (loss) income from Indeck Maine in the condensed consolidated statements of operations.

5.   COMMITMENTS AND CONTINGENCIES

Ridgewood Providence and several of its affiliates have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices, as defined. If Ridgewood Providence and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Ridgewood Providence and its affiliates produce no renewable attributes for such option year, Ridgewood Providence and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Pursuant to the agreement, Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total penalty, respectively, but may be liable up to 100% in the event of default its affiliates. In the fourth quarter of 2007, the power marketer notified Ridgewood Providence and its affiliates that it has elected to purchase the output for 2008 as specified in the agreement. As of March 31, 2008 and 2007, Ridgewood Providence and Indeck Maine satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no penalties were incurred.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of March 31, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of the litigation described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2007 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

The Trust recorded revenues of $3.3 million in the first quarter of 2008 which was comparable to the same period in 2007.  Power generation revenue increased by $0.1 million, or 6.9%, from $1.9 million in the first quarter of 2007 to $2 million for the same period in 2008 primarily due to a slight increase in electricity production. This increase was offset by a decrease in sublease revenue of $0.1 million in the first quarter of 2008 due to the termination of the sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues increased $0.1 million, or 3.8%, from $2.4 million in the first quarter of 2007 to $2.5 million for the same period in 2008. This increase was primarily attributable to higher overhead and insurance expenses in the 2008 period.

Gross profit decreased $0.1 million, or 12.3%, from gross profit of $0.9 million in the first quarter of 2007 to $0.8 million for the same period in 2008 due to an increase in the cost of revenues.

General and administrative expenses increased approximately $0.7 million from $0.1 million in the first quarter of 2007 to $0.8 million for the same period in 2008. This increase was primarily attributable to higher professional fees.

In the first quarter of 2008, the Trust recorded equity income of $0.5 million from its investment in Maine Hydro compared to equity income of $0.2 million for the same period in 2007. The increase in equity income of $0.3 million was primarily the result of increased revenues from higher production in the first quarter of 2008 as compared to the first quarter of 2007.

In the first quarter of 2008, the Trust recorded equity loss of $0.1 million from its investment in Indeck Maine compared to equity income of $0.2 million for the same period in 2007. The decrease in equity income of $0.3 million in the 2008 period was primarily attributable to an increase in repairs and maintenance expenses, partially offset by increased revenue resulting from higher production.

Minority interest in the earnings of subsidiaries decreased $0.1 million, from earnings of $0.3 million in the first quarter of 2007 to $0.2 million for the same period in 2008. This was due to a decrease in the net earnings of Ridgewood Providence in the first quarter of 2008 as compared to the same period in 2007.

Total assets at March 31, 2008 were $22.8 million, a decrease of approximately $0.3 million from the December 31, 2007 balance of $23.1 million. This decrease was primarily due to decreases of $0.5 million in cash and cash equivalents, $0.2 million in plant and equipment and $0.2 million in intangibles, partially offset by increases of approximately $0.5 million in investments and $0.1 million in notes receivable, affiliates.  Total liabilities decreased by $0.5 million from $5.5 million at December 31, 2007 to $5 million at March 31, 2008. This decrease was primarily due to decreases of approximately $0.3 million in due to affiliates and $0.2 million in minority interest.

Liquidity and Capital Resources

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

At March 31, 2008, the Trust had cash and cash equivalents of $0.3 million, a decrease of $0.5 million from $0.8 million at December 31, 2007. The cash flows for the three months ended March 31, 2008 were $0.1 million used in operating activities and $0.4 million used in financing activities.

In the first quarter of 2008, the Trust’s operating activities used cash of $0.1 million, as compared to cash provided of $0.8 million for the same period in 2007.  The decrease in cash provided by operating activities of $0.9 million in the 2008 period was primarily due to decreased cash distributions from Maine Hydro, offset by increases in accounts payable and accrued expenses.

In the first quarter of 2008, the Trust used cash of $0.4 million in financing activities for cash distributions to minority interest.  In the first quarter of 2007, the Trust used cash of $1.4 million in financing activities, as a result of $1 million and $0.4 million used for cash distributions to shareholders and minority interest, respectively.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust’s 2007 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review and evaluation of the effectiveness of these controls and procedures was done by the Trust’s Chief Executive Officer and Chief Financial Officer as of March 31, 2008.

Based on such review and evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2007 Form 10-K.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust’s 2007 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: May 9, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)