Form 10-Q
period 2008-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-08-12
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Not Applicable
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

As of June 30, 2008, there were 476.8875 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,272	$781
Accounts receivable	1,269	2,083
Due from affiliates	63	153
Prepaid expenses and other current assets	118	130
Total current assets	2,722	3,147
Notes receivable, affiliates	5,465	5,263
Investments	6,283	5,293
Plant and equipment, net	7,260	7,656
Intangibles, net	954	1,255
Other assets	450	450

Total assets	$23,134	$23,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$461
Accrued royalty expense	224	466
Due to affiliates	371	603
Total current liabilities	1,120	1,530
Minority interest	3,410	3,962
Total liabilities	4,530	5,492

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,687	17,665
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(83)	(93)
Total shareholders’ equity	18,604	17,572

Total liabilities and shareholders’ equity	$23,134	$23,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Power generation revenue	$3,965	$3,803	$1,951	$1,919
Renewable attribute revenue	1,268	2,572	-	1,300
Sublease revenue	-	292	-	146
Total revenues	5,233	6,667	1,951	3,365

Cost of revenues	4,527	4,996	2,037	2,597

Gross profit (loss)	706	1,671	(86)	768

Operating expenses:
General and administrative expenses	1,620	370	865	251
Management fee to Managing Shareholder	263	268	129	134
Total operating expenses	1,883	638	994	385

(Loss) income from operations	(1,177)	1,033	(1,080)	383

Other income:
Equity in income of Maine Hydro	850	548	313	320
Equity in income of Indeck Maine	524	448	616	261
Interest income, affiliates	209	213	104	106
Other income	-	11	-	11
Total other income	1,583	1,220	1,033	698

Income before minority interest	406	2,253	(47)	1,081

Minority interest in the loss (earnings) of subsidiaries	159	(515)	318	(210)

Net income	$565	$1,738	$271	$871

Managing Shareholder – Net income	$6	$17	$3	$8
Shareholders – Net income	559	1,721	268	863
Net income per Investor Share	1,172	3,608	562	1,809
Distributions per Investor Share	-	3,000	-	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$884	$1,241

Cash flows from investing activities:
Capital expenditures	-	(29)

Cash flows from financing activities:
Cash distribution to minority interest	(393)	(428)
Cash distribution to shareholders	-	(1,445)
Net cash used in financing activities	(393)	(1,873)

Net increase (decrease) in cash and cash equivalents	491	(661)
Cash and cash equivalents, beginning of period	781	819
Cash and cash equivalents, end of period	$1,272	$158

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2008 and for the six and three months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary – Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”). The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the condensed consolidated financial statements.

The Managing Shareholder announced that it intends to market Maine Hydro and Indeck Maine for sale. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at June 30, 2008.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

4.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$3,174	$2,735	$1,355	$1,521

Gross profit	1,862	1,344	701	762

Income from operations	1,699	1,096	626	640

Net income	1,699	1,096	626	640

Trust share of income in Maine Hydro	850	548	313	320

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$21,165	$18,329	$11,707	$9,194

Gross profit	2,660	2,172	2,138	1,129

Income from operations	2,075	1,909	1,749	1,013

Net income	1,332	1,185	1,369	654

Trust share of income in Indeck Maine	524	448	616	261

During the second quarter of 2008, management fees due to Indeck’s board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust V have each recorded this forgiveness as a capital contribution of $467.

In accordance with the Indeck Maine operating agreement, losses and depreciation have been allocated to Indeck Energy Services (“IES”) to the extent of it adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Trust V. In addition, profits are allocated equally between the Trust and Trust V until the priority return from operations is received. As of June 30, 2008, the cumulative priority return was approximately $28,000.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $142 and $145 for the six months ended June 30, 2008 and 2007, respectively, and depreciation expense of $69 and $67 for the three months ended June 30, 2008 and 2007, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

5.   COMMITMENTS AND CONTINGENCIES

Ridgewood Providence, Indeck Maine and Ridgewood Rhode Island Generation, LLC, an affiliate of Ridgewood Providence and Indeck Maine (collectively, the “Companies”) have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total liquidated damages, respectively, but may each be liable up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Funds managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement. In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of June 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 ($3,000 of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale, as collateral for the obligations of the Companies under the agreement.  The agreement, as amended also limits the dividends and distributions and the incurrence of debt by Ridgewood Providence.  The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees. In connection with this deposit, the Managing Shareholder loaned $3,000 to the Trust at the Managing Shareholder’s cost of borrowing. It is expected that the loan will be repaid as the deposit is released by the power marketer, or if Indeck Maine is sold, from the Trust’s share of the net proceeds from the sale.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trusts and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The Trust recorded revenues of $5.2 million for the six months ended June 30, 2008 compared to $6.7 million for the same period in 2007, a decrease of approximately $1.5 million or 21.5%.  This decrease was primarily due to a decrease in renewable attribute revenue of $1.3 million or 51%, resulting from unsold, but produced, renewable energy credits due to low market demand. In addition, a decrease in sublease revenue of $0.3 million in the 2008 period was due to termination of the sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues decreased $0.5 million, or 9.4%, from $5 million for the six months ended June 30, 2007 to $4.5 million for the same period in 2008. This decrease was primarily attributable to a decrease in royalty expenses resulting from lower renewable attribute revenues for the six months ended June 30, 2008.

Gross profit decreased $1 million, or 57.7%, from gross profit of $1.7 million for the six months ended June 30, 2007 to $0.7 million for the same period in 2008 primarily due to lower margin as a result of decreased renewable attribute revenue.

General and administrative expenses increased approximately $1.2 million from $0.4 million for the six months ended June 30, 2007 to $1.6 million for the same period in 2008. This increase was primarily attributable to higher professional fees.

For the six months ended June 30, 2008, the Trust recorded equity income of approximately $0.8 million from its investment in Maine Hydro compared to $0.5 million for the same period in 2007. The increase in equity income of $0.3 million was primarily the result of increased revenues from higher production in the 2008 period as compared to the same period in 2007.

The Trust recorded a minority interest in the loss of subsidiaries of $0.2 million for the six months ended June 30, 2008 compared to earnings of $0.5 million for the same period in 2007. This decrease of $0.7 million was due to a decrease in the net earnings of Ridgewood Providence in the 2008 period compared to 2007 as a result of decreased renewable attribute revenue.

Total assets at June 30, 2008 were $23.1 million, which were comparable to total assets at December 31, 2007. The increases of $0.5 million in cash and cash equivalents, $0.2 million in notes receivable, affiliates, and $1 million in investments was offset by decreases of $0.8 million in accounts receivable, $0.4 million in plant and equipment, approximately $0.4 million in intangibles and $0.1 million in due from affiliates. Total liabilities decreased by $1 million from $5.5 million at December 31, 2007 to $4.5 million at June 30, 2008. This decrease was primarily due to decreases of $0.2 million in due to affiliates, $0.2 million in royalty accrual, and $0.6 million in minority interest.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The Trust recorded revenues of $2 million for the three months ended June 30, 2008 compared to $3.4 million for the same period in 2007, a decrease of $1.4 million or 42%. This decrease was primarily due to a decrease of $1.3 million in renewable attribute revenue resulting from unsold, but produced, renewable energy credits due to low market demand. In addition, a decrease in sublease revenue of $0.1 million in the 2008 period was due to the termination of the sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues decreased $0.6 million, or 21.6%, from $2.6 million for the three months ended June 30, 2007 to $2 million for the same period in 2008. This decrease was primarily attributable a decrease in royalty expenses resulting from lower renewable attribute revenues in the 2008 period.

The Trust recorded a gross loss of $0.1 million for the three months ended June 30, 2008 compared to a gross profit of $0.8 million for the same period in 2007 primarily due to lower margin as a result of decreased renewable attribute revenue.

General and administrative expenses increased $0.6 million from $0.3 million for the three months ended June 30, 2007 to $0.9 million for the same period in 2008. This increase was primarily attributable to higher professional fees.

For the three months ended June 30 2008, the Trust recorded equity income of $0.6 million from its investment in Indeck Maine compared to $0.3 million for the same period in 2007. The increase in equity income of approximately $0.3 million in the 2008 period was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

The Trust recorded a minority interest in the loss of subsidiaries of $0.3 million for the three months ended June 30, 2008 compared to earnings of $0.2 million for the same period in 2007. This was due to a decrease in the net earnings of Ridgewood Providence in the 2008 period compared to 2007 as a result of decreased renewable attribute revenue.

Liquidity and Capital Resources

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

At June 30, 2008, the Trust had cash and cash equivalents of $1.3 million, an increase of $0.5 million from $0.8 million at December 31, 2007. The cash flows for the six months ended June 30, 2008 were $0.9 million provided by operating activities and $0.4 million used in financing activities.

For the six months ended June 30, 2008, the Trust’s operating activities provided cash of $0.9 million, as compared to $1.2 million for the same period in 2007.  The decrease in cash provided by operating activities of approximately $0.3 million in the 2008 period was primarily due to decreased cash distributions from Maine Hydro.

For the six months ended June 30, 2008, the Trust used cash of $0.4 million in financing activities for cash distributions to minority interest.  For the same period in 2007, the Trust used cash of approximately $1.9 million in financing activities, as a result of approximately $1.5 million and $0.4 million used for cash distributions to shareholders and minority interest, respectively.

Future Liquidity and Capital Resource Requirements

Under an agreement with a power marketer, Ridgewood Providence is not permitted to make dividends or distributions to its owners nor is it able to incur new indebtedness. Notwithstanding these restrictions, the Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities to be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust, along with other Trusts managed by the Managing Shareholder, are jointly and severally liable for liquidated damages if Ridgewood Providence and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described in Note 5 to the Trust’s condensed consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: August 12, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)