Form 10-Q
period 2008-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2008-11-07
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3324608
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐    No ☒

As of September 30, 2008, there were 476.8875 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219	$781
Accounts receivable	1,395	2,083
Due from affiliates	63	153
Deposits - current portion	1,561	-
Prepaid expenses and other current assets	307	130
Total current assets	3,545	3,147
Notes receivable, affiliates	5,566	5,263
Investments	7,260	5,293
Plant and equipment, net	7,062	7,656
Intangibles, net	803	1,255
Deposits - noncurrent portion	1,948	450

Total assets	$26,184	$23,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$838	$461
Accrued royalty expense	259	466
Loan payable, affiliates	3,000	-
Due to affiliates	483	603
Total current liabilities	4,580	1,530
Minority interest	3,038	3,962
Total liabilities	7,618	5,492

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8875 Investor Shares issued and outstanding)	18,649	17,665
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(83)	(93)
Total shareholders’ equity	18,566	17,572

Total liabilities and shareholders’ equity	$26,184	$23,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Power generation revenue	$5,888	$5,730	$1,923	$1,927
Renewable attribute revenue	1,363	3,880	95	1,308
Sublease revenue	-	436	-	144
Total revenues	7,251	10,046	2,018	3,379

Cost of revenues	6,407	7,384	1,880	2,388

Gross profit	844	2,662	138	991

Operating expenses:
General and administrative expenses	3,043	636	1,423	267
Management fee to Managing Shareholder	395	404	132	135
Total operating expenses	3,438	1,040	1,555	402

(Loss) income from operations	(2,594)	1,622	(1,417)	589

Other income (expense):
Equity in income (loss) of Maine Hydro	828	197	(22)	(351)
Equity in income of Indeck Maine	1,560	708	1,036	260
Interest income, affiliates	324	323	115	110
Other (expense) income, net	(15)	11	(15)	-
Total other income, net	2,697	1,239	1,114	19

Income (loss) before minority interest	103	2,861	(303)	608

Minority interest in the loss (earnings) of subsidiary	424	(799)	265	(284)

Net income (loss)	$527	$2,062	$(38)	$324

Managing Shareholder – Net income (loss)	$5	$21	$(1)	$4
Shareholders – Net income (loss)	522	2,041	(37)	320
Net income (loss) per Investor Share	1,096	4,280	(77)	672
Distributions per Investor Share	-	4,000	-	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,062)	$3,083

Cash flows from investing activities:
Proceeds from sale of equipment		11
Capital expenditures	-	(29)
Net cash used in investing activities	-	(18)

Cash flows from financing activities:
Proceeds from loan payable to affiliate	3,000	-
Cash distribution to minority interest	(500)	(1,142)
Cash distribution to shareholders	-	(1,926)
Net cash provided by (used in) financing activities	2,500	(3,068)

Net decrease in cash and cash equivalents	(562)	(3)
Cash and cash equivalents, beginning of period	781	819
Cash and cash equivalents, end of period	$219	$816

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust IV (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 21, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2008, and for the nine and three months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary, Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”). The Trust’s condensed consolidated financial statements also include the Trust’s 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and its 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

The Trust owns 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest is owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III is presented as minority interest in the condensed consolidated financial statements.

The Managing Shareholder announced that it intends to market Maine Hydro and Indeck Maine for sale. On August 22, 2008, Ridgewood Maine L.L.C. (co-owned by the Trust and Ridgewood Electric Power Trust V (“Trust V”)) and Indeck Energy Services, Inc. (“IES”) entered into a purchase and sale agreement to sell 100% of the membership interests of Indeck Maine to Covanta Energy Corporation for cash, subject to various closing conditions, including approval of shareholders of the Trust and Trust V. A summary of the terms and conditions of the sale was provided in a Current Report on Form 8-K filed with the SEC on August 25, 2008. As the sale of Indeck Maine did not occur by October 31, 2008, parties to the sale may now terminate the purchase and sale agreement without cause or penalty. As of the date of this filing, no such termination has occurred. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at September 30, 2008.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  Staff Position 157-3 does not have a material impact on its condensed consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

4.           INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$4,081	$2,875	$907	$111

Gross profit (loss)	2,055	728	193	(616)

Income (loss) from operations	1,656	394	(44)	(702)

Net income (loss)	1,656	394	(43)	(702)

Trust share of income (loss) in Maine Hydro	828	197	(22)	(351)

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$32,094	$26,573	$10,929	$8,244

Gross profit	5,295	3,228	2,635	1,056

Income from operations	4,683	2,922	2,608	1,013

Net income	3,554	1,838	2,222	653

Trust share of income in Indeck Maine	1,560	708	1,036	260

During the second quarter of 2008, management fees due to Indeck’s board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust V have each recorded this forgiveness as a capital contribution of $467.

In accordance with the Indeck Maine operating agreement, losses and depreciation have been allocated to IES to the extent of its adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Trust V. In addition, profits are allocated equally between the Trust and Trust V until the priority return from operations is received. As of September 30, 2008, the cumulative priority return was approximately $29,000.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $217 and $211 for the nine months ended September 30, 2008 and 2007, respectively, and depreciation expense of $75 and $66 for the three months ended September 30, 2008 and 2007, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

5.           COMMITMENTS AND CONTINGENCIES

Ridgewood Providence, Indeck Maine and Ridgewood Rhode Island Generation, LLC, an affiliate of Ridgewood Providence and Indeck Maine (collectively, the “Companies”), have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Ridgewood Providence and Indeck Maine are liable for 8% and 70% of the total liquidated damages, respectively, but may each be liable up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Funds managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement. In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of September 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 ($3,000 of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale, as collateral for the obligations of the Companies under the agreement. The agreement, as amended, also limits the dividends and distributions and the incurrence of debt by Ridgewood Providence. The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees. In connection with this deposit, the Managing Shareholder loaned $3,000 to the Trust at the Managing Shareholder’s cost of borrowing. It is expected that the loan will be repaid as the deposit is released by the power marketer, or if Indeck Maine is sold, from the Trust’s share of the net proceeds from the sale. Ridgewood Providence’s and the Trust’s portion of the deposits total $3,405 at September 30, 2008. Indeck Maine’s portion of the deposit total $2,175 at September 30, 2008. To the Trust’s knowledge, the power marketer does not have the deposits segregated. In September 2008, the power marketer announced it was being acquired. Indeck Maine and the Trust do not believe any impairment in the recorded value of the deposit has occurred.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the sale of Trust’s assets, the outcome of the litigation described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Trust recorded revenues of $7.3 million for the nine months ended September 30, 2008 compared to $10 million for the same period in 2007, a decrease of approximately $2.7 million, or 27.8%.  This decrease was primarily due to a decrease in renewable attribute revenue of $2.5 million, or 64.9%, resulting from produced, but unsold, renewable energy credits due to low market demand in the 2008 period. In addition, a decrease in sublease revenue of $0.4 million in the 2008 period was due to termination of the sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues decreased $1 million, or 13.2%, from $7.4 million for the nine months ended September 30, 2007 to $6.4 million for the same period in 2008. This was primarily attributable to a decrease in royalty expenses resulting from lower renewable attribute revenues and a decrease in fuel expenses for the nine months ended September 30, 2008.

Gross profit decreased approximately $1.9 million, or 68.3%, from gross profit of $2.7 million for the nine months ended September 30, 2007 to $0.8 million for the same period in 2008 primarily due to decreased renewable attribute sales.

General and administrative expenses increased $2.4 million from $0.6 million for the nine months ended September 30, 2007 to $3 million for the same period in 2008. This increase was primarily attributable to higher professional fees.

For the nine months ended September 30, 2008, the Trust recorded equity income of $0.8 million from its investment in Maine Hydro compared to $0.2 million for the same period in 2007. The increase in equity income of $0.6 million was primarily the result of increased revenues from higher production in the 2008 period.

For the nine months ended September 30 2008, the Trust recorded equity income of $1.6 million from its investment in Indeck Maine compared to $0.7 million for the same period in 2007. The increase in equity income of $0.9 million was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

The Trust recorded a minority interest in the loss of subsidiary of $0.4 million for the nine months ended September 30, 2008 compared to earnings of $0.8 million for the same period in 2007. This decrease of $1.2 million was due to a decrease in the net earnings of Ridgewood Providence in the 2008 period compared to 2007, as a result of lower renewable attribute sales.

Total assets at September 30, 2008 were $26.2 million compared to $23.1million at December 31, 2007. The increase of $3.1 million in total assets was attributable to increases of $3 million in deposits to the power marketer, $2 million in investments, $0.3 million in notes receivable, affiliates and $0.2 million in prepaid expenses and other current assets. These increases were partially offset by decreases of $0.7 million in accounts receivable, $0.6 million in cash and cash equivalents, $0.6 million in plant and equipment and $0.5 million in intangibles. Total liabilities increased by $2.1 million from $5.5 million at December 31, 2007 to $7.6 million at September 30, 2008. This increase was primarily due to increases of $3 million in loans payable to the Managing Shareholder in connection with the deposits and $0.4 million in accounts payable, partially offset by decreases of $0.9 million in minority interest and $0.2 million in accrued royalty expense.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Trust recorded revenues of $2 million for the three months ended September 30, 2008 compared to $3.4 million for the same period in 2007, a decrease of $1.4 million, or 40.3%. This decrease was primarily due to a decrease of $1.2 million, or 92.7%, in renewable attribute revenue resulting from produced, but unsold, renewable energy credits due to low market demand in the 2008 period. In addition, a decrease in sublease revenue of approximately $0.2 million in the 2008 period was due to the termination of the sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues decreased $0.5 million, or 21.3%, from $2.4 million for the three months ended September 30, 2007 to $1.9 million for the same period in 2008. This was primarily attributable a decrease in royalty expenses resulting from lower renewable attribute revenues in the 2008 period.

Gross profit decreased $0.9 million, or 86.1%, from gross profit of $0.1 million for the three months ended September 30, 2008 compared to $1 million for the same period in 2007. This was primarily due to decreased renewable attribute sales.

General and administrative expenses increased approximately $1.1 million from $0.3 million for the three months ended September 30, 2007 to $1.4 million for the same period in 2008. This increase was primarily attributable to higher professional fees.

For the three months ended September 30, 2008, the Trust recorded equity loss of $22,000 from its investment in Maine Hydro compared to $0.4 million for the same period in 2007. This decrease in equity loss was primarily the result of increased revenues from higher production in the 2008 period.

For the three months ended September 30 2008, the Trust recorded equity income of $1 million from its investment in Indeck Maine compared to $0.3 million for the same period in 2007. The increase in equity income of approximately $0.7 million was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

The Trust recorded a minority interest in the loss of subsidiary of $0.3 million for the three months ended September 30, 2008 compared to earnings of $0.3 million for the same period in 2007. This decrease of approximately $0.6 million was due to a decrease in the net earnings of Ridgewood Providence in the 2008 period compared to 2007, as a result of lower renewable attribute sales.

Liquidity and Capital Resources

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

At September 30, 2008, the Trust had cash and cash equivalents of $0.2 million, a decrease of $0.6 million from $0.8 million at December 31, 2007. The cash flows for the nine months ended September 30, 2008 represents $3.1 million used in operating activities and $2.5 million provided by financing activities.

For the nine months ended September 30, 2008, the Trust’s operating activities used cash of $3.1 million, as compared to cash provided of $3.1 million for the same period in 2007.  The increase in cash used by operating activities of approximately $6.2 million in the 2008 period was primarily due to a decrease in income from operations and an increase in deposits to the power marketer.

For the nine months ended September 30, 2008, the Trust provided cash of $2.5 million in financing activities, as a result of proceeds of $3 million from loans payable to the Managing Shareholder in connection with the deposits, partially offset by $0.5 million used for cash distributions to minority interest.  For the same period in 2007, the Trust used cash of $3.1 million in financing activities, as a result of $1.9 million and approximately $1.2 million used for cash distributions to shareholders and minority interest, respectively.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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
2.1
Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C.,  and Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.1
Backup Certificate Agreement, dated August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.2		Guaranty of Covanta Energy Corporation dated August 19, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.3
Sellers Omnibus Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., and, for certain limited purposes, Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.4
Certificate Sale Support Agreement, dated July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.5
Agency Agreement, dated August 19, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC. This Agency Agreement is also acknowledged by Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V and Ridgewood Power B Fund/Providence Expansion (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.6	*	Senior Executive Bonus Plan.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: November 7, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)