Form 10-K
period 2008-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2009-04-03
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes  ☐    No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at March 31, 2009 was 476.8.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Historically, the Trust focused primarily on projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in landfill gas-fired electric generating projects with total capacity of 23 megawatts (“MW”) and in hydro-electric generating projects with total capacity of 11.3MW. The Trust’s previously owned biomass fueled electricity generating facilities in Maine were sold in December 2008, as discussed in Item1. “Business – Indeck Maine”.

The Managing Shareholder has announced its intention to market for sale, the Trust’s hydro-electric and landfill projects, which represent the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur. It is anticipated that the sale of its landfill project will require shareholder consent and the sale of its hydro-electric projects will not.

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

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

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

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2008 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned [1]	Purpose	Structure [2]

Rhode Island LFG Genco[4]	1 location	35.24%	Leased	Electricity Generation	Steel building/ concrete slab

Maine Hydro[3]	14 locations	50%	Owned	Hydro-electric Generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	All sites are located in Maine.

[4]	Located in Rhode Island.

Rhode Island LFG Genco, LLC

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 13.8MW capacity electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”).  The project included nine reciprocating engine generator sets (“gensets”) fueled by methane gas produced by and collected from the Landfill. The electricity produced by Ridgewood Providence is sold to New England Power Service Company (“NEP”) under a long-term electric power sales contract which expires in 2020, and can be terminated by NEP under certain conditions in 2010. Prior to the reorganization discussed below, the Trust owned 64.3% of Ridgewood Providence.

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) through a joint venture between Ridgewood Electric Power Trust I (“Trust I”) (15%) and the Ridgewood Power B Fund/Providence Expansion (“B Fund”) (85%) for the purpose of utilizing a portion of the supply of gas from the Landfill that is in excess of the quantity that could be used by Ridgewood Providence. The RRIG project is a 9.2MW facility on two compounds made up of six gensets. RRIG sells its electrical output in the spot or day-ahead wholesale electricity market.

The assets owned by Ridgewood Providence and RRIG have a combined 23MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

On November 17, 2008, the Trust and Ridgewood Electric Power Trust III (“Trust III”) entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to Ridgewood Providence’s operations at the Landfill, the operation of gas collection systems at the Landfill, and the ownership and development rights related to the electric generation facilities located at the Landfill.  The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust III and B Fund at the Landfill, under one entity, Rhode Island LFG Genco, LLC (“RILG”), for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity. References to RILG herein refer to RILG or RILG and its subsidiaries, as the context requires.

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust III and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC (“RIGM”) and Ridgewood Providence Power Corporation (“RPPC”) to RILG, in exchange for their allocable interests in RILG.  As a result of the completion of the transaction, the Trust, Trust I, Trust III and B Fund own all of the equity interests in RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for a 35.24% interest in RILG.

Under a site lease and gas rights agreement entered into in connection with the transaction, Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, will transfer 100% of the current and future landfill gas produced at the Landfill to RILG. Effective with the commercial operation date of the new generating facility, RILG will pay a royalty of 15% of gross revenue to RIRRC, net of certain credits, from all sources including electricity, capacity, Renewable Portfolio Standards Attributes and other environmental attributes (“RPS Attributes”).  The payment arrangements under the previously existing arrangements will continue in place until the new generating facility begins commercial operation.  RILG will also pay monthly rent of $3,400 (escalated for inflation beginning in 2010) for the land on which the treatment facility is intended to be built. Under the prior existing RPS Attribute agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties to each of RIRRC and Ridgewood Gas Services LLC, which are derived from the sale of its RPS Attributes. Similarly, RRIG is required to pay 15% net revenue royalties derived from the sale of its RPS Attributes to RIRRC.  The site lease and gas rights agreement also requires that Ridgewood Providence terminate operation of its existing facility, decommission the facility and turn it over to RIRRC, upon request, after January 2010, and subject to an acceleration payment if prior to June 2010, unless extended by RIRRC. RILG may also relocate all or a portion of RRIG’s plant and will split the cost of that relocation with RIRRC (subject to a $250,000 cap on RIRRC’s share). The electricity produced continues to be sold under the prior arrangements of Ridgewood Providence and RRIG.

RILG is also obligated, under the terms of the various agreements with RIRRC, to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013.  If RILG fails to comply with these obligations, RILG could be subject to monetary damages and could also forfeit its contracted gas rights and its sales agreements as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” under the heading “Contractual Obligations and Commitments”.

Massachusetts law requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas.  In 2009, each such retail supplier must obtain at least approximately four percent of its supply from qualified new renewable generation units and approximately four percent from qualified older renewable generation units. The regulations providing for certain of these provisions are currently being reviewed by the Massachusetts Department of Energy Resources (“DOER”) and could be modified as a result of that review.

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards (“RPS”) adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy, subject to “vintage” provisions, which disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have “vintage” provisions. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2008 and 2007, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers. Effective January 1, 2009, Massachusetts adopted provisions that now allow Ridgewood Providence to sell the previously ineligible attributes. In March 2009, Ridgewood Providence was notified of its authority to sell RPS Attributes in New Hampshire.

The output from RRIG qualifies for renewable energy incentives in Massachusetts, Rhode Island and Connecticut. The output of four gensets, representing 70.6% of the RRIG electrical generating capacity, also qualifies for Section 45 federal tax credits. The federal tax credits are expected to continue until the tenth anniversary of the commissioning of the gensets, or October 2015.

Maine Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust V (“Trust V”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydro-electric facilities from CHI Energy, Inc. The Trust and Trust V own equal interests in Maine Hydro. In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

The majority of electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. One of the purchase agreements expired in 2007, eleven expired at the end of 2008 and one each expires in 2014 and 2017. As the contracts expire, the affected projects sell their output on the wholesale power market.

Indeck Maine

In June 1997, the Trust and Trust V purchased equal portions of a preferred membership interest in Indeck Maine Energy, LLC, an Illinois limited liability company (“Indeck Maine”) that owned two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck Energy Services, Inc. (“IES”), an entity unaffiliated with the Trust, owned the remaining membership interest in Indeck Maine and was the seller in the June 1997 transaction.

On August 22, 2008, Ridgewood Maine LLC (“Ridgewood Maine”), co-owned by the Trust and Trust V, and IES (together the “Sellers”) entered into a purchase and sale agreement to sell 100% of the membership interests of Indeck Maine to Covanta Energy Corporation (“Covanta”) for cash, subject to various closing conditions, including approval of shareholders of the Trust and Trust V. A summary of the terms and conditions of the sale is provided in Current Reports on Form 8-K filed with the SEC on August 25, 2008 and November 14, 2008.

Effective November 12, 2008, as described in a Current Report on Form 8-K filed with the SEC on November 14, 2008, Covanta, Ridgewood Maine, IES and affiliated entities entered into various amendments, which among other things, reduced the overall proceeds of the transaction to be received by the Sellers.

              On December 22, 2008, the Sellers completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta for an aggregate purchase price of $53.9 million, which includes an estimated net working capital of $3.1 million as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1.2 million relating to RPM staff based at the Indeck Maine facilities.  Immediately prior to the sale, Indeck Maine transferred to a wholly-owned subsidiary of the Trust specific accounts receivable, deposits and rights to future cash flows. As these amounts are collected, 45% will be distributed to IES and 27.5% will be distributed to Trust V.

Under the purchase and sale agreement, as amended, the estimated net working capital proceeds amount was subject to revision based upon subsequent analysis by the parties to the sale. In case there was an adjustment, $2.5 million of the sale proceeds were placed in an account managed by the Managing Shareholder. The actual amount of working capital was not significantly different than the estimated amount and the $2.5 million was distributed to the Trust, Trust V and IES in March 2009.

Significant Customers and Supplier

During 2008, the Trust’s two largest customers, NEP and Sempra Energy Solutions, accounted for 98% of total revenues. During 2007, the Trust’s three largest customers, NEP, Sempra Energy Solutions and Constellation Energy accounted for 95.7% of total revenues. During 2008 and 2007, the Trust received 100% of its gas from the Landfill.

Project Raw Materials

The Trust’s investments convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill electricity generating facilities consist of gensets that use methane-containing landfill gas as fuel. Gas is collected from the Landfill as it is produced through natural anaerobic digestion of the waste. RILG does not own or operate the Landfill but has arrangements with RIRRC which give the project certain rights, including the right to build the project, occupy the compound and use the gas from the Landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to RIRRC as compensation for the granting of these rights.

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

Competition

Power generated by RILG and the majority of power generated from Maine Hydro is sold partly pursuant to long-term contract and partly at prevailing market prices, and as a result, does not currently face competition in the sale of its finished product. Beginning in 2009, a majority of the power generated by Maine Hydro is sold at prevailing market prices. RILG competes with other renewable energy producers for the sale of RPS Attributes.

Seasonality/Weather Effects

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

RILG qualifies for incentives because of the use of renewable fuel.

All of the Trust’s projects have operated under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of their facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed below. This discussion excludes factors relating to the operation of Indeck Maine, as this investment has been sold prior to the date of this filing.

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

RILG depends on the production of landfill methane gas from the Landfill on which it operates and access to that gas production.

The electricity production of RILG is typically limited by the available amount and quality of landfill methane gas used as fuel by the project. A number of factors influence the amount and quality of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by RIRRC, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, RILG may not maintain profitable output levels.

RILG is subject to forfeiture of its gas rights if the facilities are not expanded as contractually required.

In November 2008, RILG restructured the contracts that were previously in place with the Landfill that supplies methane gas. As part of the modifications, RILG agreed to a site lease and gas rights agreement whereby, RIRRC will transfer 100% of the current and future landfill gas produced at the Landfill to RILG. The term of the site lease and gas rights agreement will continue so long as RILG or an affiliate has electricity generating facilities on the Landfill capable of using the landfill gas on an economic basis or otherwise making economic use of the Landfill gas products, including, without limitation, sales to third parties. RILG is also obligated, under the terms of the various agreements with RIRRC, to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013.  If RILG fails to comply with these obligations, RILG could be subject to monetary damages and could also forfeit its contracted gas rights and its sales agreements. Further, RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the relevant agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can be sold or obtain sufficient financing or obtain it on satisfactory terms.  The recent severe crisis in the capital markets may make selling or obtaining financing for these projects very difficult.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

Regulatory changes, such as emission control changes and provision for fish passages in Maine, could impact the operations of the Trust’s projects. Such changes could increase their costs or prevent them from operating.

The Trust’s projects sell at open market prices and could be adversely impacted by unfavorable changes in market prices.

Ridgewood Providence currently sells electricity partly at fixed prices under a long-term contract and partly at prevailing market prices however, beginning in 2010, it anticipates selling all of its electricity produced at market prices. Beginning in 2009, majority of the power generated by Maine Hydro is sold at prevailing market prices. If market prices for electricity fall sufficiently, these projects may not be able to operate profitably.  Effective January 1, 2009, all RPS Attributes generated by RILG’s operations will be sold at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes in the region is anticipated to increase in the coming years and the price for RPS Attributes declined during 2008. If this increase in supply results in a further decrease in the market prices for RPS Attributes, such a decline would impact the profitability of RILG, and, if severe enough, coupled with a decrease in electric prices, could result in a suspension of operations.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace existing project of the Trust from its customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s project.

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

The projects of the Trust depend on the near-continuous operation of its equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the projects and the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes gensets and hydro-electric generating equipment. These equipments are subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s project that could prevent the projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its project and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its project.

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

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have significant restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

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

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust from any and all claims arising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers, based on breach of fiduciary responsibility or other obligations to the shareholders.

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

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to fund other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

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

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph when it was established, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

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

 ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, consents for the sale of 100% of the membership interests of Indeck Maine and the allocation of related proceeds were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On or about December 2, 2008, a definitive consent statement and a supplement to consent statement were filed with the SEC and subsequently mailed to the shareholders of the Trust soliciting the consent of the shareholders of the Trust to approve the sale of Indeck Maine and the allocation of proceeds relating to the sale in lieu of holding a special meeting of shareholders. See Part I, Item 1. “Business” for details of the Indeck Maine sale.

There were 476.8 Investor Shares outstanding as of December 2, 2008, the record date of the consent solicitation. The consent solicitation closed on December 19, 2008 and the consents were tabulated at that time. The results of the consent solicitation were as follows:

Approve: Not Approve: Abstain:	363.11324 shares 111.38676 shares (includes no response regarding 107.83676 shares) 2.3 shares

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of March 31, 2009, there were 1,051 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2008 and 2007 were as follows (in thousands, except per share data):

	2008	2007
Distributions to Investors	$985	$2,750
Distributions per Investor Share	2,065	5,768
Distributions to Managing Shareholder	10	28

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

Overview

The Trust is a Delaware trust formed on September 8, 1994, primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on small scale projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States. As of that date, the Trust had investments in a landfill gas-fired electric generating project with total capacity of 23MW and in hydro-electric generating projects with total capacity of 11.3MW.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. The Trust’s consolidated financial statements also include the Trust’s 35.24% interest in RILG, effective November 17, 2008 and its 50% interest in Maine Hydro, which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments. The Trust’s previously owned biomass fueled electricity generating facilities in Maine, accounted for under the equity method of accounting, were sold in December 2008.

Prior to November 17, 2008, the Trust owned a 64.3% interest in Ridgewood Providence and the remaining 35.7% minority interest was owned by Trust III. The interest of Trust III was presented as minority interest in the consolidated balance sheets and statements of operations.  On November 17, 2008, the Trust and other affiliated entities agreed to contribute their interest in Ridgewood Providence, RRIG, RIGM and RPPC to a new entity, RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for a 35.24% interest in RILG.  Effective November 17, 2008, the Trust’s interest in RILG is accounted for using the equity method of accounting, which eliminates the need to consolidate the assets, liabilities, revenues and expenses of Ridgewood Providence.

The Managing Shareholder has announced its intention to market for sale, RILG and Maine Hydro, which represents the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur. It is anticipated that the sale of RILG will require shareholder consent and the sale of Maine Hydro will not.

The Trust’s projects derive their revenue primarily from the sale of generated electricity and sales of related RPS Attributes. For the year ended December 31, 2008, revenues derived by Ridgewood Providence from the sale of RPS Attributes, as reflected in the consolidated statement of operations, totaled $1.4 million, or 17.2% of the total revenues. As discussed in Item 1. "Risk Factors", the Trust is anticipating an increase in the coming years in the available supply of RPS Attributes. If this increase in supply has an adverse affect on prices for these attributes, profitability will decline.

Based on the Trust’s accounting for its investments, historical operating revenues and cost of revenues of the Trust for the year ended December 31, 2008 and 2007 have been derived from Ridgewood Providence’s operations. In addition, previously recorded book values of plant and equipment, intangibles and accounts receivable at December 31, 2007 was attributable to Ridgewood Providence.  As the Trust no longer consolidates Ridgewood Providence, but will include the investment in RILG as an equity interest, the Trust does not anticipate having any future reported revenues and expenses.

The sale of Indeck Maine and the RILG reorganization, which eliminates the need to consolidate the financial statements of Ridgewood Providence, will significantly impact the comparability of future period-to-period financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

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

Unbilled Receivables

Unbilled receivables consists of  revenue derived from the sale of RPS Attributes that has been earned but for which no invoices have been generated under executed commitments as the certificates to be exchanged have not been issued by the appropriate regulatory body. The issuance of renewable certificates by the regulatory body only occurs once every three months.

Plant and Equipment

Plant and equipment, consisting principally of a power generating facility, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 20 years.

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangibles and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

The Trust recorded revenues of $8.4 million in 2008 compared to $13.5 million in 2007, a decrease of $5.1 million, or 38.1%.  Of this decrease in revenue, approximately $1.4 million, or 11.4%, was due to the change in the accounting for the investment in Ridgewood Providence, effective November 17, 2008. In addition, a decrease of approximately $3.1 million, or 61.7%, was primarily due to a decrease in renewable attribute revenue, resulting from produced, but unsold, renewable energy credits due to low market demand in the 2008 period.  Sublease revenue decreased by approximately $0.6 million in the 2008 period due to the termination of a sublease agreement with Central Gas Limited Partnership effective December 31, 2007.

Cost of revenues decreased $2.9 million, or 28.4%, from $10.2 million in 2007 to $7.3 million in 2008. Of this decrease, approximately $1.6 million was due to the 2008 change in the accounting for the investment in Ridgewood Providence. In addition, a decrease in cost of revenues of approximately $1.3 million was primarily attributable to a decrease in royalty expenses resulting from lower renewable attribute revenue and a decrease in fuel and parts expenses in the 2008 period.

Gross profit decreased $2.2 million, or 67.8%, from $3.3 million in 2007 to $1.1 million in 2008. Of this decrease, $0.1 million was due to the 2008 change in the accounting for the investment in Ridgewood Providence. In addition, approximately $2.1 million of the decrease was primarily attributable to a decrease in renewable attribute revenue and sublease revenue, partially offset by decrease in cost of revenues in the 2008 period.

General and administrative expenses increased by approximately $1.7 million from $1.7 million in 2007 to $3.4 million in 2008. The increase in general and administrative expenses of approximately $2.4 million was primarily attributable to higher professional fees in 2008 related to the RILG reorganization and development efforts, partially offset by a decrease of $0.7 million due to the change in the accounting for the investment in Ridgewood Providence.

The management fee due to the Managing Shareholder was $0.5 million for both 2008 and 2007. The management fee was for certain management, administrative and advisory services, office space and other facilities provided to the Trust.

In 2008, the Trust recorded equity loss of $0.3 million from its investment in RILG. As a result of the Ridgewood Providence reorganization, effective November 17, 2008, the Trust recorded its interest in RILG investment using the equity method of accounting.

In 2008, the Trust recorded equity income of approximately $0.2 million from its investment in Maine Hydro compared to $0.3 million in 2007. The decrease in equity income of $0.1 million was primarily due to an impairment charge recorded in 2008, partially offset by an increase in gross profit due to higher levels of precipitation in 2008.

In 2008, the Trust recorded equity loss of $0.5 million from its investment in Indeck Maine compared to equity income of $0.9 million in 2007. This decrease in equity income of $1.4 million was primarily attributable to an increase in fuel expenses and repairs and maintenance expenses.

During the fourth quarter of 2008, Indeck Maine completed the sale and transfer of 100% of the membership interests in Indeck Maine to Covanta. As a result of this transaction, the Trust recorded a $7.2 million gain on sale of Indeck Maine. See Item 1. “Business” for further discussion of the sale.

The Trust recorded a minority interest in the loss of subsidiary of $0.6 million in 2008 compared to earnings of $0.9 million in 2007. Effective November 17, 2008, the Trust exchanged its interest in Ridgewood Providence for a 35.24% interest in RILG, which is accounted for under the equity method of accounting. The decrease in the earnings of $1.5 million was primarily due to a decrease in the net earnings of Ridgewood Providence for the period from January 1, 2008 to November 16, 2008, compared to the year ended December 31, 2007, as a result of lower renewable attribute revenues.

Liquidity and Capital Resources

At December 31, 2008, the Trust had cash and cash equivalents of $11.7 million, an increase of $10.9 million from $0.8 million at December 31, 2007. The cash flows for the year ended December 31, 2008 were $1.6 million used in operating activities, $14 million provided by investing activities and $1.5 million used in financing activities.

In 2008, the Trust’s operating activities used cash of $1.6 million, as compared to cash provided of $4.2 million in 2007. The increase in cash used by operating activities of $5.8 million in 2008 was primarily due to increases in security deposit, and the increased professional fees.

In 2008, the Trust’s investing activities provided cash of $14 million, which primarily represents proceeds received on the disposition of Indeck Maine. In 2007, the Trust’s financing activities used cash of $17,000.

The Trust used cash of $1.5 and $4.2 million in 2008 and 2007, respectively, in financing activities for distributions to shareholders and minority interest.

Future Liquidity and Capital Resource Requirements

The Trust distributed $8.2 million to its shareholders in the first quarter of 2009. The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Pursuant to the various agreements relating to the sale of the interest in Indeck Maine, after the closing of such sale, the Trust and Trust V, collectively, are expected to receive additional amounts estimated at December 31, 2008 to be $10.5 million. This includes approximately $4.6 million of certain accounts receivable resulting from the sale of RPS Attributes produced by Indeck Maine facilities that have been delivered and not fully paid for as of closing of the sale of the interests in Indeck Maine to Covanta, as well as produced but unsold RPS Attributes that are associated with electricity produced by Indeck Maine’s projects prior to closing, $4.6 million of a security deposit with the power marketer and $1.3 million reserved for amounts that may be due back to Covanta that result from the net working capital true-up. Of this $10.5 million, $8 million was collected through March 31, 2009.

Off-Balance Sheet Arrangements

The Trust, along with other trusts managed by the Managing Shareholder, are jointly and severally liable for liquidated damages if RILG and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described below.

Contractual Obligations and Commitments

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with RIRRC to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG may need to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RILG and several of its affiliates have an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and RILG and the affiliates produce insufficient RPS Attributes for such option year, RILG and the affiliates face maximum liquidated damages of up to approximately $3.8 million, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, RILG may be liable for up to 100% of the liquidated damages in the event of a default by RILG and any of the affiliates. In addition, the Trust (together with several other trusts and entities managed by the Managing Shareholder) is a guarantor of the obligations of RILG and the affiliates under the agreement and as such, could be liable for the maximum liquidated damages under the agreement. In the agreement with the power marketer, RILG and a wholly-owned subsidiary of the Trust agreed with the power marketer that if the amount on deposit with the power marketer is less than 1.5 times the liquidated damages or a default or potential default under the agreement has occurred, they would not make distributions to their members other than to pay federal and state income taxes and to undertake other permitted transactions under that agreement. RILG and the affiliates have deposits with the power marketer as partial collateral of their obligations. As the power marketer did not exercise its option to purchase 2009 RPS Attributes, the deposit is expected to be returned in 2009.

In connection with the sale of Indeck Maine, a subsidiary of the Trust is acting as agent to collect outstanding receivables distributed to the sellers of Indeck Maine. Upon collection of these amounts, 45% is to be distributed to IES and the remainder equally distributed to the Trust and Trust V.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, the Trust’s management concluded that as of December 31, 2008, the Trust’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 61
President and Chief Executive Officer	2004
Robert E. Swanson, 62
Chairman	1997
Jeffrey H. Strasberg, 51
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 48
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Ridgewood Power trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

As part of the sale of various assets of the Trust, affiliated trusts and assets of the Managing Shareholder, the Managing Shareholder has adopted the Senior Executive Bonus Plan (“Plan”), which provides for incentive payments to the participants in the Plan. Any payments made pursuant to this Plan will be borne entirely by the Managing Shareholder and not by any of the trusts managed by the Managing Shareholder. Pursuant to the Plan:

•
Once a relevant trust reaches payout, three officers of the Managing Shareholder, including Randall D. Holmes, President and Chief Executive Officer of the Trust and the Managing Shareholder will receive, in the aggregate, depending on the trust, 25% to 30% (25% in regards to the Trust) of any payments received by the Managing Shareholder from the various trusts it manages resulting from the sale of assets by the trusts.

•	Participants in the Plan will receive bonus payments in the aggregate at the rate of 30% of any payment received by the Managing Shareholder for sales of assets owned by it and not a trust.

•	The Managing Shareholder will generally fund the Plan as it receives any payments from a trust from the sale of its assets once that trust reaches payout.

To be included under the Plan, a sale must be consummated pursuant to a contract executed and delivered on or prior to June 30, 2009. As of the date of this filing, no payment has been made pursuant to this Plan.

Under the Plan, the three officers have also agreed to be employed by any purchasers of assets from the trusts as requested by the Managing Shareholder, for up to one year. To the extent that the compensation received by any of them from any such purchase is less than the base salary that officer currently receives from the Managing Shareholder, the Managing Shareholder has agreed to pay to that officer 75% of the difference, if any, for one year, even if such officer leaves the employ of the purchaser prior to the end of such one year period, except in the event of death or disability.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of March 31, 2009 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 476.8 Investor Shares outstanding at March 31, 2009. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.0331	*
Executive officers as a group	2.0331	*

* Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trust’s prior year net asset value, which was approximately $527,000 and $538,000 for the years ended December 31, 2008 and 2007, respectively, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of approximately $527,000 and $538,000, respectively. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of approximately $452,000 relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution offsets the allocation of the expense recorded.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the projects approximately $1,772,000 and $1,800,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects approximately $7,750,000 and $8,655,000, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

In August 2008, the Managing Shareholder made a loan to the Trust in the principal amount of $3 million. The loan was repaid in December 2008. The Managing Shareholder received approximately $58,000 of interest income in connection with the loan, an amount equal to the Managing Shareholder’s cost of borrowing.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder for the years ended December 31, 2008 and 2007 were approximately $10,000 and $28,000, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute approximately $119,000 to the Trust prior to the Trust making any liquidating distributions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Audit fees	$371	$328
Tax fees1	27	30
Total	$398	$358

1	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

2.1
Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C.,  and Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

2.2		First Amendment to the Purchase and Sale Agreement, dated November 11, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on or about January 24, 1995)

3	(i)(B)	Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2007)

3	(ii)(A)	Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement filed with the SEC on or about January 24, 1995)

3	(ii)(B)	First Amendment to the Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996; SEC File No. 000-25430)

3	(ii)(C)	Second Amendment to the Amended and Restated Declaration of Trust (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001; SEC File No. 000-25430)

3	(ii)(D)	Amendment to the Amended Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 30, 2007)

10.1	#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1995 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 1997)

10.2		Contribution Agreement dated as of November 17, 2008 by and among Ridgewood Olinda, LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion, Ridgewood Providence Power Corporation, Rhode Island Gas Management, LLC, Ridgewood Management Corporation, Rhode Island LFG Genco, LLC and Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.3		Amended and Restated Limited Liability Company Agreement of Rhode Island LFG Genco, LLC dated as of November 17, 2008 by Rhode Island LFG Genco, LLC, Ridgewood Olinda, LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion and Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

Exhibit No.	Description

10.4	Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of November 17, 2008 between Rhode Island LFG Genco, LLC and Rhode Island Resource Recovery Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.5	Amended and Restated Landfill Gas Services Agreement dated as of November 17, 2008 among Ridgewood Gas Services LLC, Rhode Island Resource Recovery Corporation and, solely as to Sections 3.2 and 3.3, Rhode Island LFG Genco, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.6
Purchase and Sale Agreement dated as of November 17, 2008 between Ridgewood Gas Services LLC and Rhode Island Resource Recovery Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 20, 2008)

10.7	Backup Certificate Agreement, dated as of August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.8
First Amendment to the Backup Certificate Agreement, dated as of November 11, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.9	Guaranty of Covanta Energy Corporation dated as of August 19, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.10	First Amendment to the Guaranty of Covanta Energy Corporation, dated as of November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.11	Sellers Omnibus Agreement, dated as of August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., and, for certain limited purposes, Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.12	First Amendment to the Sellers Omnibus Agreement, dated as of November 11, 2008, by and among Ridgewood Maine, L.L.C. and Indeck Energy Services, Inc. and, for certain limited purposes, Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.13	Certificate Sale Support Agreement, dated as of July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.14
First Amendment to the Certificate Sale Support Agreement, dated as of November 11, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

Exhibit No.		Description

10.15		Agency Agreement, dated as of August 19, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC. This Agency Agreement is also acknowledged by Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V and Ridgewood Power B Fund/Providence Expansion (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.16		First Amendment to the Agency Agreement, dated as of November 11, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC. This First Amendment to Agency Agreement is also acknowledged by Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V and Ridgewood Power B Fund/Providence Expansion (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.17	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 10-Q filed by the Registrant with the SEC on November 7, 2008)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant

______________________
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: April 3, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	April 3, 2009
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	April 3, 2009
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	April 3, 2009
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust IV

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust IV (a Delaware trust) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ridgewood Electric Power Trust IV as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
April 3, 2009

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,683	$781
Accounts receivable	-	2,083
Unbilled receivables	6,572	-
Other receivable	6,461	-
Security deposits	2,345	-
Due from affiliates	-	153
Prepaid expenses and other current assets	108	130
Total current assets	27,169	3,147
Notes receivable, affiliates	-	5,263
Investments	6,458	5,293
Plant and equipment, net	-	7,656
Intangibles, net	-	1,255
Security deposit	-	450

Total assets	$33,627	$23,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,194	$461
Accrued royalty expense	-	466
Due to Indeck Energy Services	7,828	-
Due to affiliates	2,771	603
Total current liabilities	11,793	1,530
Minority interest	-	3,962
Total liabilities	11,793	5,492

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares issued and outstanding)	21,884	17,665
Managing Shareholder’s accumulated deficit (1 management share issued and outstanding)	(50)	(93)
Total shareholders’ equity	21,834	17,572

Total liabilities and shareholders’ equity	$33,627	$23,064

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007

Power generation revenue	$6,916	$7,730
Renewable attribute revenue	1,436	5,173
Sublease revenue	-	582
Total revenues	8,352	13,485

Cost of revenues	7,283	10,170

Gross profit	1,069	3,315

Operating expenses:
General and administrative expenses	3,408	1,653
Management fee to Managing Shareholder	527	538
Total operating expenses	3,935	2,191

(Loss) income from operations	(2,866)	1,124

Other income (expense):
Interest income, affiliates	416	431
Interest expense	(60)	-
Equity in loss of RILG	(261)	-
Equity in income of Maine Hydro	254	344
Equity in (loss) income of Indeck Maine	(509)	924
Gain on disposition of Indeck Maine	7,197	-
Other income	16	-
Total other income, net	7,053	1,699

Income before minority interest	4,187	2,823

Minority interest in the loss (earnings) of subsidiaries	603	(859)

Net income	$4,790	$1,964

Managing Shareholder – Net income	$48	$20
Shareholders - Net income	4,742	1,944
Net income per investor share	9,943	4,076

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$18,024	$(90)	$17,934

Net income	1,944	20	1,964
Cash distributions	(2,750)	(28)	(2,778)
Capital contributions	447	5	452
Balance at December 31, 2007	17,665	(93)	17,572

Net income	4,742	48	4,790
Cash distributions	(985)	(10)	(995)
Capital contributions	462	5	467
Balance at December 31, 2008	$21,884	$(50)	$21,834

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,790	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,229	1,396
Gain on sale of vehicle	-	(11)
Change in rotable spare parts	(137)	140
Forgiveness of unpaid professional and management fees and related interest	-	452
Gain on disposition of Indeck Maine	(7,197)	-
Interest income on notes receivable	(391)	(404)
Minority interest in the (loss) earnings of subsidiaries	(603)	859
Equity interest in (income) loss of:
Maine Hydro	(254)	(343)
Indeck Maine	509	(924)
RILG	261	-
Cash distributions from Maine Hydro	963	750
Changes in operating assets and liabilities:
Accounts receivable	220	169
Unbilled receivables	698	-
Prepaid expenses and other current assets	(99)	(50)
Security deposit	(2,932)	(45)
Accounts payable and accrued expenses	1,800	29
Accrued royalty expense	(142)	15
Due to/from affiliates, net	(316)	224
Total adjustments	(6,391)	2,257
Net cash (used in) provided by operating activities	(1,601)	4,221

Cash flows from investing activities:
Proceeds on disposition of Indeck Maine	14,094	-
Proceeds from sale of vehicle	-	12
Capital expenditures	-	(29)
Exchange of cash for RILG interest	(96)	-
Net cash provided by (used in) investing activities	13,998	(17)

Cash flows from financing activities:
Cash distributions to minority interest	(500)	(1,464)
Cash distributions to shareholders	(995)	(2,778)
Proceeds from affiliate loan payable	3,000	-
Repayment of affiliate loan payable	(3,000)	-
Net cash used in financing activities	(1,495)	(4,242)

Net increase (decrease) in cash and cash equivalents	10,902	(38)
Cash and cash equivalents, beginning of year	781	819
Cash and cash equivalents, end of year	$11,683	$781

Supplemental disclosure of cash flow information:
Interest paid	$52	$-

Supplemental disclosure of noncash financing activities:
Exchange of net assets for RILG membership interest:
Plant and equipment, net	$(7,096)	$-
Intangibles, net	(724)	-
Security deposit	(509)	-
Minority interest	2,858	-
Net working capital, excluding cash	375	-
Noncash activity in connection with Indeck Maine sale:
Exchange of notes for membership units	5,654	-
Distribution of Indeck Maine unbilled receivables and deposits	10,468	-
Amounts due to Indeck Maine members	2,500	-

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.         DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994. The Trust began offering shares in February 1995 and concluded its offering in September 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trust have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. The Trust’s consolidated financial statements also include the Trust’s 35.24% interest in Rhode Island LFG Genco, LLC (“RILG”), effective November 17, 2008, and its 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments.  The Trust owned a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), accounted for under the equity method of accounting, which was sold in December 2008 as further discussed in Note 3.

Prior to November 17, 2008, the Trust owned a 64.3% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 35.7% minority interest was owned by Ridgewood Electric Power Trust III (“Trust III”). The interest of Trust III was presented as minority interest in the consolidated balance sheets and statements of operations.  On November 17, 2008, the Trust and Trust III entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to Ridgewood Providence’s operations.  The principal purpose of these agreements was to consolidate the activities of the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust III and Ridgewood Power B Fund/Providence Expansion (“B Fund”), under one entity, RILG.  As a result of the completion of the transaction, the Trust, Trust I, Trust III and B Fund own all of the equity interests in RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for a 35.24% interest in RILG. Effective November 17, 2008, the Trust’s interest in RILG is accounted for using the equity method of accounting, which eliminates the need to consolidate the assets, liabilities, revenues and expenses of Ridgewood Providence.

In 2008, the Managing Shareholder announced its intention to market for sale, RILG and Maine Hydro, which represents the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

d) Cash and cash equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2008, cash and cash equivalents did not exceed insured limits. At December 31, 2007, cash balances with banks exceeded insured limits by $581.

e) Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

(f) Unbilled Receivables

Unbilled receivables consists of RPS Attributes distributed from Indeck Maine, for which revenue had been earned but for which no invoices had been generated under executed commitments as the certificates to be exchanged had not been issued by the appropriate regulatory body. The issuance of renewable certificates by the regulatory body only occurs once every three months.

g) Plant and Equipment

Plant and equipment, consisting principally of a power generating facility, is stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the consolidated balance sheet. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

Prior to the Ridgewood Providence reorganization, the Trust used the straight-line method of depreciation over the estimated useful life of the assets:

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

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

h) Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangibles and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the year ended December 31 2007, there were no triggering events at the Trust level and the Trust did not perform an impairment assessment.  The exchange of the ownership of Ridgewood Providence for an interest in RILG was a triggering event in 2008. Based on the analyses performed at the time of the exchange, no impairment in the recorded value of RILG was deemed necessary.

i) Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, unbilled receivables, other receivable, other current assets, notes receivable, accounts payable and accrued expenses, accrued royalty expense and other liabilities approximates their fair value.

j) Comprehensive Income

The Trust's comprehensive income consists only of net income.

k) Significant Customers and Supplier

During 2008, the Trust’s two largest customers, New England Power (“NEP”) and Sempra Energy Solutions, accounted for 98% of total revenues. During 2007, the Trust’s three largest customers, NEP, Sempra Energy Solutions and Constellation Energy accounted for 95.7% of total revenues. During 2008 and 2007, the Trust received 100% of its gas from Central Landfill in Johnston, Rhode Island (the “Landfill”).

l) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

m) Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

3.         INVESTMENTS

RILG

In October 2007, RILG was formed as a Delaware limited liability company. RILG has 23 megawatt (“MW”) capacity electrical generating stations and associated gas treatment systems, located at the Landfill. The project includes reciprocating engine generator sets (“gensets”) which are fueled by methane gas produced by and collected from the Landfill. RILG is operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder, on an at-cost basis.

On November 17, 2008, the Trust, Trust I, Trust III and B Fund agreed to contribute their interest in Ridgewood Providence, Ridgewood Rhode Island Generation LLC (“RRIG”) and other affiliates to RILG.  The Trust contributed its interest in Ridgewood Providence in exchange for a 35.24% interest in RILG, as more fully described in Note 1. The electricity produced is partly sold to NEP under a long-term electric power sales contract and partly sold in the spot or day-ahead wholesale electricity market.

The exchange was recorded based on net accounting values at the time of the exchange. The net balances of assets, liabilities and minority interest of Ridgewood Providence were removed and recorded as an investment in RILG in the accompanying consolidated balance sheet. No gain or loss was recognized in connection with this reorganization.

Summarized balance sheet data for RILG at December 31, 2008 is as follows:

2008

Current assets	$4,120
Noncurrent assets	15,004
Total assets	$19,124

Current liabilities	$2,782
Equity	16,342
Total liabilities and equity	$19,124

Trust share of RILG equity	$4,931

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statement of operations data for RILG for the period from November 17, 2008 to December 31, 2008 is as follows:

Revenues	$2,200

Cost of revenues	2,050
Other expenses, net	890
Total expenses	2,940

Net loss	$(740)

Trust share of equity loss in RILG	$(261)

The Trust share of loss in RILG is calculated effective November 17, 2008, the date when the Trust’s interest in RILG is accounted for using the equity method of accounting. The Trust’s share of RILG equity at December 31, 2008, is not based on its 35.24% interest in RILG. Instead, it represents the carrying value of its net investment in Ridgewood Providence at the time of the reorganization, increased/decreased for its 35.24% share of earnings, losses and distributions of RILG that occur subsequent to the reorganization.

Due to a change in the estimated useful life of certain assets, RILG recorded additional depreciation expense of $564 for the year ended December 31, 2008 and the Trust’s share of the additional depreciation was included in equity loss in RILG in the accompanying consolidated statement of operations.

Maine Hydro

In August 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation, is the sole general partner of Maine Hydro and is owned equally by the Trust and Ridgewood Electric Power Trust V (“Trust V”), both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership agreement.

In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine with electrical generating capacity of 11.3 MW and its projects are operated under contract by RPM on an at-cost basis. The electricity generated has been primarily sold under long-term electricity sales agreements but starting 2009, most of the Maine Hydro projects expect to sell their output on the wholesale power market.

Summarized balance sheet data for Maine Hydro at December 31, 2008 and 2007 is as follows:

	2008	2007

Current assets	$1,583	$1,045
Noncurrent assets	2,137	3,945
Total assets	$3,720	$4,990

Current liabilities	$668	$521
Partners' equity	3,052	4,469
Total liabilities and partners’ equity	$3,720	$4,990

Trust share of Maine Hydro equity	$1,526	$2,235

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statement of operations data for Maine Hydro for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Revenues	$5,473	$3,907

Cost of revenues	3,104	2,869
Other expenses, net	1,860	351
Total expenses	4,964	3,220

Net income	$509	$687

Trust share of income in Maine Hydro	$254	$344

Indeck Maine

In June 1997, the Trust and Trust V equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owned two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck Energy Services, Inc. (“IES”), an entity unaffiliated with the Trust, owned the remaining 50% membership interest in Indeck Maine and was the seller in the June 1997 transaction.

On December 22, 2008, Indeck Maine completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta Energy Corporation for an aggregate price of $53,858, which includes an estimated net working capital of $3,111 as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1,162 relating to RPM staff based at the Indeck Maine facilities. The Trust recorded a gain of $7,197 on the sale of Indeck Maine in the accompanying consolidated statement of operations.

Immediately, prior to the sale, Indeck Maine transferred to a wholly-owned subsidiary of the Trust specific accounts receivable, deposits and rights to future cash flows. The receivables and deposit have been recorded as other receivables at their historical value, which is their approximate fair value. As these amounts are collected, in accordance with an agreement between the Trust, Trust V and IES, 45% will be distributed to IES, 27.5% will be distributed to Trust V and the Trust will retain the other 27.5%. The amounts owed to IES and Trust V are recorded as liabilities in the accompanying consolidated balance sheet.

Under the purchase and sale agreement, as amended, estimated net working capital was subject to revision based upon subsequent analysis by the parties to the sale. In case there was an adjustment, $2,500 of the sale proceeds were placed in an account managed by the Managing Shareholder. The portion allocable to the Trust of $688 has been recorded in the accompanying consolidated balance sheet. This amount was received in full by the Trust in March 2009.

Summarized balance sheet data for Indeck Maine at December 31, 2007 is as follows:

2007

Current assets	$10,744
Noncurrent assets	12,070
Total assets	$22,814

Current liabilities	$2,884
Notes payable to members	16,301
Note payable	113
Interest payable to members	4,751
Members' deficit	(1,235)
Total liabilities and members' equity	$22,814

Trust share of Indeck Maine equity	$3,058

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statement of operations data for Indeck Maine for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007 is as follows:

	2008	2007

Revenues	$37,421	$35,841

Cost of revenues	35,776	31,626
Other expenses, net	2,105	1,796
Total expenses	37,881	33,422

Net (loss) income	$(460)	$2,419

Trust share of (loss) income in Indeck Maine	$(509)	$924

During the second quarter of 2008, management fees due to IES’ board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust V have each recorded this forgiveness as a deemed capital contribution of $467.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $279 and $286 for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007, respectively, is included in the equity (loss) income from Indeck Maine in the consolidated statements of operations.

4.         NOTES RECEIVABLE, AFFILIATES

As of December 19, 2008, the Trust loan balance to Indeck Maine was $5,654, which was payable on demand and bore interest at rates ranging from 5% to 18%. On that date, the loan was contributed to Indeck Maine in exchange for the issuance of 500 senior preferred membership interests of Indeck Maine.

5.         PLANT AND EQUIPMENT

Effective November 17, 2008, the Trust contributed its interest in Ridgewood Providence in exchange for a 35.24% interest in RILG. The Trust’s interest in RILG is accounted for using the equity method of accounting, which eliminates the need to consolidate the assets, liabilities, revenues and expenses of Ridgewood Providence.

At December 31, 2007, plant and equipment at cost and accumulated depreciation were:

2007

Power generation facility	$15,914
Rotable spare parts	565
Equipment	24
Vehicles	29
16,532
Less: accumulated depreciation	(8,876)
$7,656

For the period from January 1, 2008 to November 16, 2008 and for the year ended December 31, 2007, depreciation expense was $698 and $793, respectively, which is included in cost of revenues.  As the Trust’s interest in RILG is accounted for using the equity method of accounting, depreciation expense from November 17, 2008 to December 31, 2008, is included in equity in loss of RILG in the accompanying consolidated statement of operations.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.         INTANGIBLES

Ridgewood Providence is committed to sell all of the electricity it produces to NEP for prices as specified in the electric power sales contract which expires in 2020, and can be terminated by NEP under certain conditions in 2010. As defined, the prices are adjusted annually for changes in the consumer price index through 2010, and become market prices thereafter.

A portion of the purchase price of Ridgewood Providence was assigned to the electricity power sales contracts and was being amortized through its early termination date of 2010 on a straight-line basis.

Effective November 17, 2008, the Trust contributed its interest in Ridgewood Providence in exchange for a 35.24% interest in RILG. The Trust’s interest in RILG is accounted for using the equity method of accounting, which eliminates the need to consolidate the assets, liabilities, revenues and expenses of Ridgewood Providence.

At December 31, 2007, the gross and net carrying amounts of the electric sales contracts were:

2007

Electricity sales contracts - gross	$8,338
Less: accumulated amortization	(7,083)
Intangibles, net	$1,255

For the period from January 1, 2008 to November 16, 2008 and for the year ended December 31, 2007, amortization expense was $531 and $603, respectively, which is included in cost of revenues.  As the Trust’s interest in RILG is accounted for using the equity method of accounting, amortization expense from November 17, 2008 to December 31, 2008, is included in equity in loss of RILG in the accompanying consolidated statement of operations.

7.         ROYALTY EXPENSE

Prior to formation of RILG, Ridgewood Providence entered into agreements with RIRRC for the purpose of leasing the sites at the Landfill and to obtain the landfill gas rights necessary to operate the projects.  The projects may occupy the site and take delivery of landfill gas for as long as the projects are able to generate electricity from such gas. Pursuant to its agreement, Ridgewood Providence was required to pay 30% net revenue royalties from the sale of its RPS Attributes to RIRRC and Ridgewood Gas Services LLC. In addition, Ridgewood Providence was also required to pay, as royalty, 18% of power generation revenue to RIRRC. Effective November 17, 2008, RILG entered into new agreements with RIRRC which provide for a royalty of 15% of net revenue subject to certain credits, provided, however, that the existing royalty arrangements will remain in effect until the commercial operation date of the new electric generating plant.

For the period from January 1, 2008 to November 16, 2008 and for the year ended December 31, 2007, royalty expense paid to RIRRC amounted to $1,702 and $2,996, respectively, which is included in cost of revenues in the accompanying consolidated statements of operations. As the Trust’s interest in RILG is accounted for using the equity method of accounting, royalty expense from November 17, 2008 to December 31, 2008, is included in equity loss of RILG in the accompanying consolidated statement of operations.

8.         RENEWABLE ATTRIBUTE REVENUE

Massachusetts law requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas.  In 2009, each such retail supplier must obtain at least approximately four percent of its supply from qualified new renewable generation units and approximately four percent from qualified older renewable generation units. The regulations providing for certain of these provisions are currently being reviewed by the Massachusetts Department of Energy Resources (“DOER”) and could be modified as a result of that review.

In January 2003, Ridgewood Providence received a “Statement of Qualification” from the DOER pursuant to the Renewable Portfolio Standards adopted by Massachusetts. Since Ridgewood Providence became qualified, it has been able to sell to retail electric suppliers the RPS Attributes associated with its electrical energy, subject to “vintage” provisions, which disqualifies the amount of a facility’s generation of electric energy measured by its average output during the period 1995 through 1997. Retail electric suppliers may purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have “vintage” provisions. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2008 and 2007, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers. Effective January 1, 2009, Massachusetts adopted provisions that now allow Ridgewood Providence to sell the previously ineligible attributes. In March 2009, Ridgewood Providence was notified of its authority to sell RPS Attributes in New Hampshire.

The output from RRIG qualifies for renewable energy incentives in Massachusetts, Rhode Island and Connecticut. The output of four gensets, representing 70.6% of the RRIG electrical generating capacity, also qualifies for Section 45 federal tax credits. The federal tax credits are expected to continue until the tenth anniversary of the commissioning of the gensets, or October 2015.

RILG and several of its affiliates have an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could be assessed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and RILG and the affiliates produce insufficient RPS Attributes for such option year, RILG and the affiliates face maximum liquidated damages of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, RILG may be liable for up to 100% of the liquidated damages in the event of a default by RILG and any of the affiliates. In addition, the Trust (together with several other trusts and entities managed by the Managing Shareholder) is a guarantor of the obligations of RILG and the affiliates under the agreement and as such, could be liable for the maximum liquidated damages under the agreement. RILG and the affiliates have deposits with the power marketer as partial collateral of their obligations. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 ($3,000 of which was directly provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or were being marketed for sale, as collateral for the obligations of the RILG and the affiliates under the agreement. In the agreement with the power marketer, RILG and a wholly-owned subsidiary of the Trust agreed with the power marketer that if the amount on deposit with the power marketer is less than 1.5 times the liquidated damages or a default or potential default under the agreement has occurred, they would not make distributions to their members other than to pay federal and state income taxes and to undertake other permitted transactions under that agreement. As the power marketer did not exercise its option to purchase 2009 RPS Attributes, the deposit is expected to be returned in 2009. Future RPS Attributes, as produced, would likely be sold in the open market, which at the current time, is below that of the price per RPS Attribute in the agreement with the power marketer.

9.         COMMITMENTS AND CONTINGENCIES

RILG and the Trust are subject to certain liabilities relating to the sale of RPS Attributes as discussed in Note 8.

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with RIRRC to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the redeveloped facility or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG may need to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In connection with the sale of Indeck Maine, a subsidiary of the Trust is acting as agent to collect outstanding receivables distributed to the sellers of Indeck Maine. Upon collection of these amounts, 45% is to be distributed to IES and the remainder equally distributed to the Trust and Trust V.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

10.       TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). The Trust is obligated to pay the Managing Shareholder an annual management fee equal to 3% of the Trust’s prior year net asset value, which was $527 and $538 for the years ended December 31, 2008 and 2007, respectively, as compensation for services to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of $527 and $538, respectively. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $452, relating to professional service fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the projects $1,772 and $1,800, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects $7,750 and $8,655, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the Trust was not operated by RPM.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $10 and $28 for the years ended December 31, 2008 and 2007, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $119 to the Trust prior to the Trust making any liquidating distributions.

RRP owns 2.0331 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

In August 2008, the Managing Shareholder made a loan to the Trust in the principal amount of $3,000. The loan was repaid in December 2008. The Managing Shareholder received $58 of interest income in connection with the loan, an amount equal to the Managing Shareholder’s cost of borrowing.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivables from the other affiliates do not bear interest. At December 31, 2008 and 2007, the Trust had outstanding receivables and payables as follows:

	Due From	Due To
	2007	2008	2007
RPM	$-	$20	$482
RRP	-	8	32
Trust V	-	2,570	-
Trust III	39	-	-
Maine Hydro	112	2	-
Indeck Maine	-	-	4
RILG	-	171	-
Other	2	-	85
	$153	$2,771	$603

11.       SUBSEQUENT EVENT

The Trust distributed $8,219 to its shareholders in the first quarter of 2009.