Form 10-Q
period 2009-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2009-08-11
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes ☐  No ☒

As of July 31, 2009, there were 476.8 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,016	$11,683
Unbilled receivables	-	6,572
Other receivable	-	6,461
Security deposits	-	2,345
Due from affiliates	41	-
Prepaid expenses and other current assets	59	108
Total current assets	8,116	27,169
Investments	5,031	6,458

Total assets	$13,147	$33,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74	$1,194
Due to Indeck Energy Services	-	7,828
Due to affiliates	55	2,771
Total liabilities	129	11,793

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares
issued and outstanding)	13,156	21,884
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(138)	(50)
Total shareholders’ equity	13,018	21,834

Total liabilities and shareholders’ equity	$13,147	$33,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Power generation revenue	$-	$3,965	$-	$1,951
Renewable attribute revenue	-	1,268	-	-
Total revenues	-	5,233	-	1,951

Cost of revenues	-	4,527	-	2,037

Gross profit (loss)	-	706	-	(86)

Operating expenses:
General and administrative expenses	443	1,620	158	865
Management fee to Managing Shareholder	328	263	164	129
Total operating expenses	771	1,883	322	994

Loss from operations	(771)	(1,177)	(322)	(1,080)

Other (expense) income:
Equity in loss of RILG	(1,104)	-	(571)	-
Equity in (loss) income of Maine Hydro	(92)	850	15	313
Equity in income of Indeck Maine	-	524	-	616
Interest income, affiliates	-	209	-	104
Other income, net	375	-	99	-
Total other (expense) income, net	(821)	1,583	(457)	1,033

Net (loss) income	(1,592)	406	(779)	(47)

Net loss attributable to noncontrolling interest	-	159	-	318

Net (loss) income attributable to Trust	$(1,592)	$565	$(779)	$271

Managing Shareholder – Net (loss) income	$(16)	$6	$(8)	$3
Shareholders – Net (loss) income	(1,576)	559	(771)	268
Net (loss) income per Investor Share	(3,305)	1,172	(1,617)	562
Distributions per Investor Share	15,000	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Trust	$(1,592)	$565
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	-	698
Interest income on notes receivable	-	(202)
Net loss attributable to noncontrolling interest	-	(159)
Equity interest in loss (income) of:
RILG	1,104	-
Maine Hydro	92	(850)
Indeck Maine	-	(524)
Cash distributions from RILG	231	-
Cash distributions from Maine Hydro	-	850
Changes in operating assets and liabilities:
Accounts receivable	-	814
Unbilled receivables	6,572	-
Other receivable	6,461	-
Security deposits	2,345	-
Prepaid expenses and other current assets	49	12
Accounts payable and accrued expenses	(1,120)	(178)
Due to Indeck Energy Services	(7,828)	-
Due to/from affiliates, net	(2,757)	(142)
Total adjustments	5,149	319
Net cash provided by operating activities	3,557	884

Cash flows from financing activities:
Cash distributions to noncontrolling interest	-	(393)
Cash distributions to shareholders	(7,224)	-
Net cash used in financing activities	(7,224)	(393)

Net (decrease) increase in cash and cash equivalents	(3,667)	491
Cash and cash equivalents, beginning of period	11,683	781

Cash and cash equivalents, end of period	$8,016	$1,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.           DESCRIPTION OF BUSINESS

The Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed in September 1994. The Trust began offering shares in February 1995 and concluded its offering in September 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects owned by the Trust have characteristics that qualify the projects for government incentives.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 35.24% interest in Rhode Island LFG Genco, LLC (“RILG”), effective November 17, 2008, and its 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments. The Trust owned a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), accounted for under the equity method of accounting, which was sold in December 2008.

Prior to November 17, 2008, the Trust owned a 64.3% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 35.7% interest was owned by Ridgewood Electric Power Trust III (“Trust III”). On November 17, 2008, the Trust and Trust III entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to Ridgewood Providence’s operations. The principal purpose of these agreements was to consolidate the Rhode Island landfill activities owned by the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust III and Ridgewood Power B Fund/Providence Expansion (“B Fund”) under one entity, RILG. As a result of the completion of the transaction, the Trust, Trust I, Trust III and B Fund own all of the equity interests in RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for its 35.24% interest in RILG. Effective November 17, 2008, the Trust’s interest in RILG is accounted for under the equity method of accounting and therefore, the Trust no longer consolidates the assets, liabilities, revenues and expenses of Ridgewood Providence.

The Managing Shareholder is marketing RILG and Maine Hydro for sale, which represent the only remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

2.           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 3, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2009, and for the six and three months ended June 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Trust has evaluated subsequent events and transactions through August 11, 2009, the date of the issuance of its financial statements, and concluded that except for the termination of a long-term power contract as discussed in Note 8, there were no events and transactions that require adjustment to, or disclosure in, the notes to the condensed consolidated financial statements.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted FSP 157-2 effective January 1, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In April 2009, the FASB issued  FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted FSP 157-4 effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective for the Trust beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of SFAS 160 had no material impact on the Trust’s condensed consolidated financial statements.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted SFAS 165 effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS 167 will become effective for the Trust beginning January 1, 2010. The Trust is currently evaluating the impact of adopting SFAS 167 on its condensed consolidated financial statements.

SFAS 168

In June 2009, FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (“SFAS 168”). This statement supersedes FASB No. 162 and establishes the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative non-governmental GAAP superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Trust’s adoption of the Codification is not expected to have a material impact on its condensed consolidated financial statements.

4.           CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2009, cash and cash equivalents did not exceed government-insured limits.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.           INVESTMENTS

RILG

Summarized statements of operations data for RILG for the six and three months ended June 30, 2009 were as follows:

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009

Revenues	$6,972	$3,257

Gross loss	(1,356)	(1,015)

Loss from operations	(3,129)	(1,617)

Net loss	(3,132)	(1,619)

Trust share of equity loss	(1,104)	(571)

Operating performance of Ridgewood Providence for the six and three months ended June 30, 2008 is consolidated into the operating results of the Trust with $159 and $318, respectively, attributed to the noncontrolling interest held by Trust III.

Maine Hydro

Maine Hydro is owned equally by the Trust and Ridgewood Electric Power Trust V (“Trust V”). Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$1,575	$3,174	$772	$1,355

Gross profit	502	1,862	171	701

(Loss) income from operations	(184)	1,699	31	626

Net (loss) income	(184)	1,699	31	626

Trust share of (loss) income in Maine Hydro	(92)	850	15	313

Indeck Maine

On December 22, 2008, the owners of Indeck Maine sold their interests to Covanta Energy Corporation (“Covanta”). Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of the Trust, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust V and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to Trust V and the Trust retained the other 27.5%. As of June 30, 2009, the entire amount under these arrangements that were due to Trust V and IES has been distributed.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousand

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2008 were as follows:

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008

Revenues	$21,165	$11,707

Gross profit	2,660	2,138

Income from operations	2,075	1,749

Net income	1,332	1,369

Trust share of income in Indeck Maine	524	616

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $142 and $69 for the six and three months ended June 30, 2008, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

6.           TRANSACTIONS WITH AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivables from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2009 and December 31, 2008, the Trust had outstanding receivables and payables as follows:

	Due From	Due To
	June 30, 2009	June 30, 2009	December 31, 2008
Ridgewood Power Management LLC	$-	$55	$20
Ridgewood Renewable Power LLC	-	-	8
Trust V	-	-	2,570
RILG	37	-	171
Other	4	-	2
	$41	$55	$2,771

7.           COMMITMENTS AND CONTINGENCIES

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility to be constructed near the Landfill by RILG or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights and its sales agreements. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG. In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. If RILG and the affiliates failed to supply the required number of RPS Attributes, liquidated damages could have been assessed. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the option agreement was returned by April 2009. All required RPS Attributes were supplied in April 2009 and the contract expired according to its terms on June 15, 2009.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

The Trust may become subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial condition or results of operations.

8.           SUBSEQUENT EVENT

In July 2009, a power marketer elected to exercise its one-time option to terminate a long-term power purchase agreement with RILG, effective January 2010. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity in lieu of selling the output at open market spot prices.  Whether this effort will be successful and what the results to RILG will be if successful cannot be stated at this time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of June 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that these expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether RILG will be able to obtain financing required to expand and make other changes to its operations described in Part 1, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	the ability to secure a long-term contract for the sale of energy produced by RILG,
•	changes in political and economic conditions, federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

Historical operating revenues and cost of revenues of the Trust for the six and three months ended June 30, 2008 have been derived from Ridgewood Providence’s operations. As the Trust no longer consolidates Ridgewood Providence and instead accounts for its investment in RILG as an equity interest, the Trust does not anticipate having any future reported revenues and expenses. RILG reorganization and the sale of Indeck Maine have significantly impacted the comparability of the Trust’s period-to-period financial statements.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues and cost of revenues for the six months ended June 30, 2008 were derived from Ridgewood Providence’s operations. Due to the reorganization affecting Ridgewood Providence, effective November 17, 2008, the Trust recorded its interest in the RILG investment using the equity method of accounting, which eliminated the need to consolidate Ridgewood Providence results of operations in the 2009 period.

General and administrative expenses decreased $1.2 million from $1.6 million for the six months ended June 30, 2008 to $0.4 million for the same period in 2009. This decrease was primarily due to the change in accounting for its investment in Ridgewood Providence.

For the six months ended June 30, 2009, the Trust recorded equity loss of $1.1 million from its investment in RILG. As a result of the Ridgewood Providence reorganization, the Trust recorded its interest in RILG investment using the equity method of accounting. RILG incurred a loss in the 2009 period primarily due to an increase in depreciation expenses resulting from a change in estimated useful lives of a portion of the plant assets as compared to Ridgewood Providence’s operating results in the 2008 period. Operating results of RILG in the 2009 period also includes $1.4 million of engineering development and legal fees relating to planned plant expansion. In July 2009, the electric utility to whom RILG currently sells the output from approximately 60% of its installed capacity under a long-term power purchase agreement, elected to exercise its one-time option to terminate that agreement effective January 2010.  The aggregate price for the output sold under this long-term contract exceeds current open market prices.  RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity.  Whether this effort will be successful and what the results to RILG will be if successful cannot be stated at this time. However, if beginning in January 2010, this production is sold at prices which approximate current spot market prices, average revenue per kilowatt hour produced will be lower than it is currently.

For the six months ended June 30, 2009, the Trust recorded equity loss of $0.1 million from its investment in Maine Hydro compared to equity income of approximately $0.8 million for the same period in 2008. The decrease in equity income of $0.9 million in the 2009 period was primarily due to a decrease in power generation revenue by approximately 50% resulting from lower electricity prices compared to the 2008 period. At the end of 2008, eleven long-term electric power sales contracts expired and in the 2009 period, approximately 75% of Maine Hydro revenue is generated through electric output sold at market price, the average rate of which is significantly lower than the prior contract price.

For the six months ended June 30, 2008, the Trust recorded equity income of $0.5 million from its investment in Indeck Maine. During the fourth quarter of 2008, Indeck Maine was sold to Covanta.

For the six months ended June 30, 2008, the Trust recorded interest income of $0.2 million which represented interest earned on Indeck Maine’s note receivable balance.

For the six months ended June 30, 2009, the Trust recorded other income of $0.4 million, which primarily represents the sale of RPS Attributes that were associated with electricity produced by Indeck Maine’s project prior to its sale.

The Trust recorded a noncontrolling interest in the loss of subsidiary of $0.2 million for the six months ended June 30, 2008, relating to the portion of Ridgewood Providence owned by affiliates of the Trust.

Total assets decreased $20.5 million from $33.6 million at December 31, 2008 to $13.1 million at June 30, 2009. This was primarily due to the collection of amounts related to Indeck Maine’s operations and the subsequent related distributions to Trust V, IES and Trust shareholders. Total liabilities decreased $11.7 million from $11.8 million at December 31, 2008 to $0.1 million at June 30, 2009. This was primarily due to distributions made to Trust V and IES relating to sale of Indeck Maine.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

In the second quarter of 2008, revenues and cost of revenues were derived from Ridgewood Providence’s operations. In the 2009 period, the Trust recorded its interest in the RILG investment using the equity method of accounting, which eliminated the need to consolidated Ridgewood Providence results of operations.

General and administrative expenses decreased $0.7 million from $0.9 million for the second quarter of 2008 to $0.2 million for the same period in 2009 primarily due to the change in accounting for its investment in Ridgewood Providence.

In the second quarter of 2009, the Trust recorded equity loss of $0.6 million from its investment in RILG primarily due to an increase in depreciation expenses resulting from a change in estimated useful lives of a portion of the plant assets as compared to Ridgewood Providence’s operating results in the 2008 period.

In the second quarter of 2009, the Trust recorded equity income of $15,000 from its investment in Maine Hydro compared to equity income of $0.3 million for the same period in 2008. The decrease in equity income of $0.3 million in the second quarter of 2009 was primarily due to a decrease in power generation revenues by approximately 43% resulting from lower electricity prices compared to the same period in 2008. Most of Maine Hydro’s long-term electric power sales contracts expired in 2008 and beginning 2009, approximately 71% of revenue is generated through electric output sold at market price, the average rate of which is significantly lower than the prior contract price.

In the second quarter of 2008, the Trust recorded equity income of $0.6 million from its investment in Indeck Maine. During the fourth quarter of 2008, Indeck Maine was sold to Covanta.

In the second quarter of 2008, the Trust recorded a noncontrolling interest in the loss of subsidiary of $0.3 million relating to the portion of Ridgewood Providence owned by affiliates of the Trust.

Liquidity and Capital Resources

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

At June 30, 2009 the Trust had cash and cash equivalents of $8 million, a decrease of $3.7 million from $11.7 million at December 31, 2008. Cash flows for the six months ended June 30, 2009 were approximately $3.5 million provided by operating activities and $7.2 million used in financing activities.

Cash provided by operating activities for the six months ended June 30, 2009 was approximately $3.5 million as compared to $0.9 million for the same period in 2008. This increase of approximately $2.6 million in the 2009 period was primarily due to the collection of amounts related to Indeck Maine’s operations and the subsequent related distributions to Trust V and IES.

The Trust used cash for financing activities of $7.2 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. Cash used in the 2009 period included cash distributions to shareholders and cash used in the 2008 period included cash distributions to the noncontrolling shareholder of Ridgewood Providence.

Future Liquidity and Capital Resource Requirements

The Trust expects cash distributions from its equity investments, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust currently has no off-balance sheet arrangements as the Trust and its affiliates were not liable for any liquidated damages since the power marketer did not exercise its option to purchase 2009 RPS Attributes and all required RPS Attributes were supplied in April 2009 as discussed in Part 1, Item 1, Note 7. “Commitments and Contingencies”.

There have been no material changes in the contractual obligations and commitments disclosed in the Trust’s 2008 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: August 11, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)