Form 10-Q
period 2009-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2009-11-09
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File Number:   0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3324608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐  No ☒

As of October 31, 2009, there were 476.8 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,666	$11,683
Unbilled receivables	-	6,572
Other receivable	-	6,461
Security deposits	-	2,345
Due from affiliates	329	-
Prepaid expenses and other current assets	33	108
Total current assets	8,028	27,169
Investments	3,860	6,458

Total assets	$11,888	$33,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97	$1,194
Due to Indeck Energy Services	-	7,828
Due to affiliates	199	2,771
Total liabilities	296	11,793

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares
issued and outstanding)	11,744	21,884
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(152)	(50)
Total shareholders’ equity	11,592	21,834

Total liabilities and shareholders’ equity	$11,888	$33,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Power generation revenue	$-	$5,888	$-	$1,923
Renewable attribute revenue	-	1,363	-	95
Total revenues	-	7,251	-	2,018

Cost of revenues	-	6,407	-	1,880

Gross profit	-	844	-	138

Operating expenses:
General and administrative expenses	526	3,043	83	1,423
Management fee to Managing Shareholder	491	395	163	132
Total operating expenses	1,017	3,438	246	1,555

Loss from operations	(1,017)	(2,594)	(246)	(1,417)

Other (expense) income:
Equity in loss of RILG	(2,137)	-	(1,033)	-
Equity in (loss) income of Maine Hydro	(231)	828	(139)	(22)
Equity in income of Indeck Maine	-	1,560	-	1,036
Interest income, affiliates	-	324	-	115
Other income (expense), net	367	(15)	(8)	(15)
Total other (expense) income, net	(2,001)	2,697	(1,180)	1,114

Net (loss) income	(3,018)	103	(1,426)	(303)

Net loss attributable to noncontrolling interest	-	424	-	265

Net (loss) income attributable to Trust	$(3,018)	$527	$(1,426)	$(38)

Managing Shareholder – Net (loss) income	$(30)	$5	$(14)	$(1)
Shareholders – Net (loss) income	(2,988)	522	(1,412)	(37)
Net (loss) income per Investor Share	(6,267)	1,096	(2,962)	(77)
Distributions per Investor Share	15,000	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Trust	$(3,018)	$527
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	1,046
Interest income on notes receivable	-	(303)
Net loss attributable to noncontrolling interest	-	(424)
Equity interest in loss (income) of:
RILG	2,137	-
Maine Hydro	231	(828)
Indeck Maine	-	(1,560)
Cash distributions from RILG	230	-
Cash distributions from Maine Hydro	-	888
Changes in operating assets and liabilities:
Accounts receivable	-	688
Unbilled receivables	6,572	-
Other receivable	6,461	-
Security deposits	2,345	(3,059)
Prepaid expenses and other current assets	75	(177)
Accounts payable and accrued expenses	(1,097)	170
Due to Indeck Energy Services	(7,828)	-
Due to/from affiliates, net	(2,901)	(30)
Total adjustments	6,225	(3,589)
Net cash provided by (used in) operating activities	3,207	(3,062)

Cash flows from financing activities:
Proceeds from loan payable to affiliate	-	3,000
Cash distributions to noncontrolling interest	-	(500)
Cash distributions to shareholders	(7,224)	-
Net cash (used in) provided by financing activities	(7,224)	2,500

Net decrease in cash and cash equivalents	(4,017)	(562)
Cash and cash equivalents, beginning of period	11,683	781

Cash and cash equivalents, end of period	$7,666	$219

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2009, and for the nine and three months ended September 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Trust has evaluated subsequent events and transactions through November 9, 2009, the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which delayed the effective date of fair value measurements for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted this guidance effective January 1, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In April 2009, the FASB issued additional guidance relating to factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted this guidance effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

In August 2009, the FASB amended its previous guidance regarding the fair value measurements and disclosures in order to reduce potential uncertainty in financial reporting when measuring the fair value of liabilities. The Trust adopted this guidance effective September 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Trust beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of this guidance had no material impact on the Trust’s condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on the Trust’s condensed consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of variable interest entities. This guidance will become effective for the Trust beginning January 1, 2010. The Trust is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Trust adopted the Codification with no material impact on its condensed consolidated financial statements.

4.           CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2009, cash and cash equivalents exceeded federal insured limits by $7,250, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.           INVESTMENTS

RILG

Summarized statements of operations data for RILG for the nine and three months ended September 30, 2009 were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2009	September 30, 2009

Revenues	$10,401	$3,429

Gross loss	(2,112)	(756)

Loss from operations	(6,059)	(2,930)

Net loss	(6,063)	(2,931)

Trust share of loss in RILG	(2,137)	(1,033)

Operating performance of Ridgewood Providence for the nine and three months ended September 30, 2008 is consolidated into the operating results of the Trust for these periods with $424 and $265, respectively, attributed to the noncontrolling interest held by Trust III.

During the third quarter of 2009, RILG recorded an impairment charge of $1,207 due to the decision made by the Managing Shareholder not to repair certain long-lived assets that were taken out of service for non-performance. As this equipment has only nominal salvage value, upon determination that the assets would not be restored to an operating status, their asset value was written off. The Trust’s share of the impairment charge was included in equity loss in RILG in the accompanying condensed consolidated statements of operations.

Maine Hydro

Maine Hydro is owned equally by the Trust and Ridgewood Electric Power Trust V (“Trust V”). Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$2,045	$4,081	$470	$907

Gross profit (loss)	336	2,055	(166)	193

(Loss) income from operations	(462)	1,656	(278)	(43)

Net (loss) income	(462)	1,656	(278)	(43)

Trust share of (loss) income in Maine Hydro	(231)	828	(139)	(22)

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

On December 22, 2008, the owners of Indeck Maine sold their interests to Covanta Energy Corporation (“Covanta”). Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of the Trust, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust V and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to Trust V and the Trust retained the other 27.5%. As of June 30, 2009, the entire amount that were due to Trust V and IES under these arrangements  had been distributed.

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2008 were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2008	September 30, 2008

Revenues	$32,094	$10,929

Gross profit	5,294	2,635

Income from operations	4,683	2,608

Net income	3,554	2,222

Trust share of income in Indeck Maine	1,560	1,036

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $217 and $75 for the nine and three months ended September 30, 2008, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

6.           TRANSACTIONS WITH AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2009 and December 31, 2008, the Trust had outstanding receivables and payables as follows:

	Due From	Due To
	September 30, 2009	September 30, 2009	December 31, 2008
Ridgewood Power Management LLC	$-	$2	$20
Ridgewood Renewable Power LLC	-	-	8
Trust V	-	-	2,570
RILG	329	-	171
Maine Hydro	-	197	2
	$329	$199	$2,771

7.           COMMITMENTS AND CONTINGENCIES

Effective July 20, 2009, the U.S. National Oceanic and Atmospheric Administration (“NOAA”) and the U.S. Fish and Wildlife Service (“USFWS”) extended Endangered Species Act protections for Atlantic salmon by defining the territory in which Atlantic salmon is considered endangered species and in which their habitat is protected. Management has assessed the fifteen dams owned by Maine Hydro and determined that eight of these dams may be affected at some future time. One of the next steps expected to be taken by NOAA and USFWS is the development of habitat conservation plans to protect Atlantic salmon in this defined territory. The time for NOAA and USFWS to finalize such plans is unknown. These plans could require Maine Hydro and other dam owners throughout the affected area to demonstrate that, if Atlantic salmon have been seen at a dam, existing fish passage is effective to allow those salmon to pass the dam.  As a result, Maine Hydro may be required to install effective fish passage measures or to take other corrective actions. At the present time, the Managing Shareholder is unable to determine the cost to implement such measures, if required, or when NOAA and USFWS may require them. Depending on the final requirements of such plans, the cost of compliance could exceed the value of the affected hydro-electric facilities. Until such time as the requirements of any plan are determined, the Managing Shareholder may need to restrict cash distributions from Maine Hydro to the Trust and Trust V.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

As part of the Ridgewood Providence reorganization, RILG is obligated under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility to be constructed near the Landfill by RILG or June 1, 2013. If RILG fails to comply with these obligations, RILG could be subject to monetary damages and also forfeit its contracted gas rights. RILG is responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG. In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. RILG has insufficient capital to expand its operations fully. As a result, RILG will either have to be sold to entities that can invest in the development of these projects or have to obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

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

 In July 2009, the purchaser elected to exercise its one-time option to terminate a long-term power purchase agreement with RILG, effective January 2010. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity in lieu of selling the output at open market spot prices.  Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of September 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether RILG will be able to obtain financing required to expand and make other changes to its operations described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	the ability to secure a long-term contract for the sale of energy produced by RILG,
•
changes in political or economic conditions, or federal or state regulatory structures, cost of installing fish passage at Maine Hydro facilities including costs associated with the endangered species regulations,

•	government mandates,
•	the ability of customers to pay for energy received,
•	supplies of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

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

Overview

Historical operating revenues and cost of revenues of the Trust for the nine and three months ended September 30, 2008 have been derived from Ridgewood Providence’s operations. As the Trust no longer consolidates Ridgewood Providence and instead accounts for its investment in RILG as an equity interest, the Trust does not anticipate having any future reported operating revenues and expenses. RILG’s reorganization and the sale of Indeck Maine have significantly affected the comparability of the Trust’s period-to-period financial statements.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues and cost of revenues for the nine months ended September 30, 2008 were derived from Ridgewood Providence’s operations. Due to the reorganization affecting Ridgewood Providence, effective November 17, 2008, the Trust recorded its interest in the RILG investment using the equity method of accounting, which eliminated the need to consolidate Ridgewood Providence results of operations in the 2009 period.

General and administrative expenses decreased $2.5 million from $3 million for the nine months ended September 30, 2008 to $0.5 million for the same period in 2009. This decrease was primarily due to the change in accounting for its investment in Ridgewood Providence and also due to a decrease in professional fees.

As a result of the Ridgewood Providence reorganization, the Trust recorded its interest in RILG investment using the equity method of accounting. For the nine months ended September 30, 2009, the Trust recorded equity loss of $2.1 million from its investment in RILG. RILG incurred a loss in the 2009 period compared to Ridgewood Providence’s operating results in the 2008 period, primarily due to an increase in depreciation expense resulting from a change in estimated useful lives of a portion of the remaining plant assets and also due to an impairment charge recorded for the third quarter of 2009 as certain long-lived assets were fully impaired as the Managing Shareholder made the decision of not repairing these long-lived that were taken out of service for non-performance and these assets have nominal salvage value. Operating results of RILG in the 2009 period also includes $2.3 million of engineering development and legal fees relating to planned plant expansion. In July 2009, the purchaser to whom RILG currently sells the output from approximately 60% of its installed capacity under a long-term power purchase agreement, elected to exercise its one-time option to terminate that agreement effective January 2010. The aggregate price for the output sold under this long-term contract exceeds current open market prices. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time. However, beginning in January 2010, if this production is sold at prices which approximate current spot market prices, average revenue per kilowatt hour produced will be lower than it is currently.

For the nine months ended September 30, 2009, the Trust recorded equity loss of $0.2 million from its investment in Maine Hydro compared to equity income of $0.8 million for the same period in 2008. The decrease in equity income of approximately $1 million in the 2009 period was primarily due to a decrease in power generation revenue by approximately 55% resulting from lower electricity prices compared to the 2008 period. At the end of 2008, eleven long-term electric power sales contracts expired and in the 2009 period, approximately 75% of Maine Hydro revenue is generated through electric output sold at market price, the average rate of which is significantly lower than the prior contract price.

For the nine months ended September 30, 2008, the Trust recorded equity income of $1.6 million from its investment in Indeck Maine. During the fourth quarter of 2008, Indeck Maine was sold to Covanta.

For the nine months ended September 30, 2008, the Trust recorded interest income of $0.3 million which represented interest earned on Indeck Maine’s note receivable balance.

For the nine months ended September 30, 2009, the Trust recorded other income of $0.4 million, which primarily represents the sale of RPS Attributes that were associated with electricity produced by Indeck Maine’s project prior to its sale.

The Trust recorded a noncontrolling interest in the loss of subsidiary of $0.4 million for the nine months ended September 30, 2008, relating to the portion of Ridgewood Providence owned by affiliates of the Trust.

Total assets decreased $21.7 million from $33.6 million at December 31, 2008 to $11.9 million at September 30, 2009. This was primarily due to the collection of amounts related to Indeck Maine’s operations and the subsequent related distributions to Trust V, IES and Trust shareholders. Total liabilities decreased $11.5 million from $11.8 million at December 31, 2008 to $0.3 million at September 30, 2009. This was primarily due to distributions made to Trust V and IES relating to the sale of Indeck Maine.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

In the third quarter of 2008, revenues and cost of revenues were derived from Ridgewood Providence’s operations. In the 2009 period, the Trust recorded its interest in the RILG investment using the equity method of accounting, which eliminated the need to consolidate Ridgewood Providence results of operations.

General and administrative expenses decreased $1.3 million from $1.4 million for the third quarter of 2008 to $0.1 million for the same period in 2009 primarily due to the change in accounting for its investment in Ridgewood Providence and also due to a decrease in professional fees in the 2009 period.

As a result of the Ridgewood Providence reorganization, the Trust recorded equity loss of $1 million from its investment in RILG in the third quarter of 2009, compared to Ridgewood Providence’s operating results in the 2008 period, primarily due to an increase in depreciation expenses resulting from a change in estimated useful lives of a portion of the plant assets and also due to an impairment charge recorded for the third quarter of 2009 as certain long-lived assets were fully impaired as the Managing Shareholder made the decision of not repairing these long-lived that were taken out of service for non-performance and these assets have nominal salvage value.

In the third quarter of 2008, the Trust recorded equity income of $1 million from its investment in Indeck Maine. During the fourth quarter of 2008, Indeck Maine was sold to Covanta.

In the third quarter of 2008, the Trust recorded a noncontrolling interest in the loss of subsidiary of $0.3 million relating to the portion of Ridgewood Providence owned by affiliates of the Trust.

Liquidity and Capital Resources

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

At September 30, 2009 the Trust had cash and cash equivalents of $7.7 million, a decrease of $4 million from $11.7 million at December 31, 2008. Cash flows for the nine months ended September 30, 2009 were $3.2 million provided by operating activities and $7.2 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2009 was $3.2 million as compared to cash used in operating activities of $3.1 million for the same period in 2008. This increase in cash flow provided by operating activities of $6.3 million in the 2009 period was primarily due to the collection of amounts related to Indeck Maine’s operations net of related distributions to Trust V and IES.

The Trust used cash for financing activities of $7.2 million for the nine months ended September 30, 2009 as compared to cash provided by financing activities of $2.5 million for the same period in 2008. Cash used in the 2009 period included cash distributions to shareholders and cash provided in the 2008 period included $3 million in loan payable to the Managing Shareholder in connection with deposits, partially offset by $0.5 million in cash distributions to the noncontrolling shareholder of Ridgewood Providence.

Future Liquidity and Capital Resource Requirements

The Trust expects cash distributions from its equity investments, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months. Distributions to the Trust from Maine Hydro could be limited in the future due to the impact of recently enacted endangered species regulations as discussed in Part II, Item 1A. “Risk Factors” of this report.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust currently has no off-balance sheet arrangements as the Trust and its affiliates were not liable for any liquidated damages since the power marketer did not exercise its option to purchase 2009 RPS Attributes and all required RPS Attributes were supplied in April 2009 as discussed in Part I, Item 1, Note 7. “Commitments and Contingencies”.

There have been no material changes in the contractual obligations and commitments disclosed in the Trust’s 2008 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

  There have been no material changes to the legal proceedings disclosed in the Trust’s 2008 Form 10-K.

ITEM 1A.             RISK FACTORS

            Other than the matter discussed in the following paragraph, there have been no material changes to the risk factors disclosed in the Trust’s 2008 Form 10-K.

Effective July 20, 2009, NOAA and USFWS extended Endangered Species Act protections for Atlantic salmon by defining the territory in which Atlantic salmon is considered endangered species and in which their habitat is protected. Management has assessed the fifteen dams owned by Maine Hydro and determined that eight of these dams may be affected at some future time. One of the next steps expected to be taken by NOAA and USFWS is the development of habitat conservation plans to protect Atlantic salmon in this defined territory. The time for NOAA and USFWS to finalize such plans is unknown. These plans could require Maine Hydro and other dam owners throughout the affected area to demonstrate that, if Atlantic salmon have been seen at a dam, existing fish passage is effective to allow those salmon to pass the dam.  As a result, Maine Hydro may be required to install effective fish passage measures or to take other corrective actions. At the present time, the Managing Shareholder is unable to determine the cost to implement such measures, if required, or when NOAA and USFWS may require them. Depending on the final requirements of such plans, the cost of compliance could exceed the value of the affected hydro-electric facilities. Until such time as the requirements of any plan are determined, the Managing Shareholder may need to restrict cash distributions from Maine Hydro to the Trust and Trust V.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.               OTHER INFORMATION

  None.

ITEM 6.               EXHIBITS

Exhibit No.		Description

10.1	*	Amendment to Senior Executive Bonus Plan.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: November 9, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)