Form 10-K
period 2009-12-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2010-03-25
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2010 was 476.8.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Trust’s assets,
•	whether the landfill gas-fired electric generating projects will be able to obtain financing required to expand and make planned changes to its operations,
•	the outcome of the matters described in Item 3. “Legal Proceedings” of this report,
•	the ability to secure a long-term contract for the sale of energy produced by the landfill project on favorable terms,
•	changes in political and economic conditions, or federal or state regulatory structures,
•	government mandates, including those associated with climate change,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas, or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994 primarily to make investments in projects and businesses in the energy and infrastructure sectors. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust focuses primarily on projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Trust had one remaining operating investment located in the United States, an investment in a landfill gas-fired electric generating project with total capacity of 20.4 megawatts (“MW”). The Trust owned hydro-electric projects that were sold in November 2009, as discussed below.  Also, the Trust previously owned biomass fueled electricity generating facilities in Maine which were sold in December 2008, as discussed below.

The Managing Shareholder is marketing the Trust’s landfill project for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

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

In addition, RRP performs, or arranges for the performance of, the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 3% of the Trust's prior year net asset value, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns, which have not been achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Rhode Island LFG Genco, LLC

Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) was formed in February 1996 as a Delaware limited partnership and, in April 1996, Ridgewood Providence purchased substantially all of the net assets of Northeastern Landfill Power Joint Venture. The assets acquired included a 13.8MW capacity electrical generating station and associated gas treatment system, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project included nine reciprocating engine generator sets (“gensets”) fueled by methane gas produced by and collected from the Landfill. Prior to the reorganization discussed below, the Trust owned 64.3% of Ridgewood Providence and the remaining 35.7% interest was owned by Ridgewood Electric Power Trust III (“Trust III”).

In April 2002, the Managing Shareholder formed Ridgewood Rhode Island Generation LLC (“RRIG”) through a joint venture between Ridgewood Electric Power Trust I (“Trust I”) (15%) and the Ridgewood Power B Fund/Providence Expansion (“B Fund”) (85%) for the purpose of utilizing a portion of the supply of gas from the Landfill that was in excess of the quantity that could be used by Ridgewood Providence. The RRIG project currently is a 6.6MW facility and include four gensets. RRIG’s capacity declined by 2.6MW, from 9.2MW, as two gensets were decommissioned in the third quarter of 2009. Prior to the reorganization discussed below, the Trust did not own any interest in RRIG.

Rhode Island LFG Genco, LLC (“RILG”) was formed in October 2007 as a Delaware limited liability company which must be dissolved no later than December 31, 2107. On November 17, 2008, the Trust, Trust I, Trust III and B Fund entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to the operations of Ridgewood Providence and RRIG at the Landfill. The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust III and B Fund, at the Landfill under one entity, RILG, for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity. References to RILG herein refer to RILG or RILG and its subsidiaries, as the context requires.

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust III and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC (“RIGM”) and Ridgewood Providence Power Corporation (“RPPC”) to RILG, in exchange for their allocable interests in RILG.  As a result of the reorganization, the Trust, Trust I, Trust III and B Fund directly or indirectly own all of the equity interests in RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for its 35.24% interest in RILG.

The assets owned by Ridgewood Providence and RRIG currently have a combined 20.4MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

The electricity produced by Ridgewood Providence was historically sold to New England Power Service Company (“NEP”) under a long-term electric power sales contract which would have expired in 2020. In July 2009, NEP under the long-term contract elected to exercise its one-time option to terminate its contract with RILG, effective January 2010. RILG currently sells all of its electrical output in the spot or day-ahead wholesale electricity market. RILG is currently seeking alternate arrangements for the sale of its output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

Under the site lease and gas rights agreement entered into in connection with the transaction, Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, transferred 100% of the current and future landfill gas produced at the Landfill to RILG. Effective with the commercial operation of the new generating facility, RILG will pay a royalty of 15% of gross revenue to RIRRC, net of certain credits, from all sources including electricity, capacity and Renewable Portfolio Standards Attributes (“RPS Attributes”). RILG will also pay monthly rent of $3,400 (escalated for inflation beginning in 2010) for the land on which the treatment facility is intended to be built. The payment arrangements under the previously existing arrangements will continue in place until the new generating facility begins commercial operation. Under the prior existing RPS Attribute agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties from the sale of its RPS Attributes to each of RIRRC and Ridgewood Gas Services LLC. In addition, Ridgewood Providence is also required to pay, as royalty, 18% of power generation revenue to RIRRC. Similarly, RRIG is required to pay 15% net revenue royalties derived from the sale of its RPS Attributes to RIRRC, net of certain adjustments.

The site lease and gas rights agreement also requires that Ridgewood Providence terminate operation of its existing facility, decommission the facility and turn it over to RIRRC, if requested, but no earlier than December 31, 2011 (subject to acceleration with a payment by RIRRC). RILG may also need to relocate a portion of RRIG’s plant and will split any cost of such relocation with RIRRC (subject to a $250,000 cap on RIRRC’s share).

RILG is also obligated, under the terms of the various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and could also forfeit its contracted gas rights as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations - Contractual Obligations and Commitments”.

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $15 million towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

Massachusetts law requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas.  Beginning in 2009, each such retail supplier must obtain at least approximately four percent of its supply from qualified new renewable generation units and approximately four percent from qualified older renewable generation units. The regulations providing for certain of these provisions are currently being reviewed by the Massachusetts Department of Energy Resources (“DOER”) and could be modified as a result of that review.

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

During 2004, Ridgewood Providence became qualified to sell RPS Attributes in Connecticut under a similar RPS program, except that the Connecticut program does not have “vintage” provisions. Thus, Ridgewood Providence can sell the 86,000 megawatt hours that are ineligible under Massachusetts standards into the Connecticut market. During 2009 and 2008, Ridgewood Providence sold its “vintage” RPS Attributes pursuant to agreements with various power marketers.

The output from Ridgewood Providence and RRIG qualifies for renewable energy incentives in Massachusetts, New Hampshire, Rhode Island and Connecticut. The output of RRIG electrical generating capacity also qualifies for Section 45 federal tax credits. The federal tax credits are expected to continue until October 2015, the tenth anniversary of the commissioning of the gensets.

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the agreement was returned by April 2009. All required RPS Attributes were supplied by April 2009 and the contract expired according to its terms on June 15, 2009. RILG currently has no long-term agreements for the sale of RPS Attributes.

Maine Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust V (“Trust V”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and in December 1996, acquired a portfolio of hydro-electric facilities located in Maine from CHI Energy, Inc. The Trust and Trust V owned equal interests in Maine Hydro.

On November 20, 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7.3 million, of which $3.6 million was allocated to the Trust. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on November 23, 2009.

The sellers gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against the insurance policy purchased by the seller for claims arising from any such breach. As of the date of such filing, the Trust is not aware of any such claims.

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

On December 22, 2008, the Sellers completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta for an aggregate purchase price of $53.9 million, which includes a net working capital adjustment of $3.1 million as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1.2 million relating to RPM staff based at the Indeck Maine facilities.

Project Raw Materials

The Trust’s investments convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill electricity generating facilities consist of gensets that use methane-containing landfill gas as fuel. Gas is collected from the Landfill as it is produced through natural anaerobic digestion of the waste. RILG does not own or operate the Landfill but has arrangements with RIRRC which give the project certain rights, including the right to build the project, occupy the compound and use the gas from the Landfill. These arrangements are set out in long-term agreements that include provisions for royalty payments from the project to RIRRC as compensation for granting these rights.

Competition

Prior to January 2010, power generated by RILG was partly sold pursuant to long-term contract and partly at prevailing market prices. Effective January 2010, all of the power generated by RILG is sold at prevailing market prices. RILG competes with other renewable energy producers for the sale of the electricity and RPS Attributes.

Government Incentives and Regulation

Projects of the Trust are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

RILG qualifies for incentives because of the use of renewable fuel.

All of the Trust’s projects have operated under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions in which they operate through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption and workman’s compensation insurance, which the Trust believes to be appropriate.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed below.

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

RILG depends on the production of landfill methane gas from the Landfill site on which they operate and access to that gas production.

A number of factors influence the amount and quality of landfill methane gas produced by a landfill site, including the quantity and makeup of the waste deposited into the site by RIRRC, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also affect access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the project to collect and use that gas, RILG may not maintain profitable output levels.

RILG is subject to monetary damages and forfeiture of its gas rights if the facilities at the Landfill are not expanded as contractually required.

The terms of RILG’s site lease and gas rights agreement will continue so long as RILG or an affiliate has electricity generating facilities on the Landfill capable of using the landfill gas on an economic basis or otherwise making economic use of the landfill gas products, including, without limitation, sales to third parties. RILG is also obligated, under the terms of the various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the new electric generating facility or June 1, 2013.  RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. If RILG fails to comply with these obligations, it could be subject to monetary damages and could also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.  The current condition of the capital markets may make selling or obtaining financing for these projects very difficult.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

Regulatory changes, such as emission control changes and climate change regulations could impact the operations of the Trust’s projects. Such changes could increase their costs, prevent them from operating or alternatively, increase their value.

The Trust’s projects sell their electricity output and RPS Attributes at open market prices and could be adversely impacted by unfavorable changes in market prices.

Historically, RILG sold electricity partly at fixed prices pursuant to a long-term contract and partly at prevailing market prices. However, effective January 2010, RILG started selling all of its electricity at market prices.  If market prices for electricity fall sufficiently, RILG may not be able to operate profitably.  Effective January 2009, all RPS Attributes generated by RILG’s operations are sold at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes in the region has been increasing and is expected to continue to increase in the coming years. Additionally, the price for RPS Attributes has been declining since 2008. If the market prices for RPS Attributes continue to decline, such a decline would adversely impact the profitability of RILG, and, if severe enough or if coupled with a decrease in electricity prices, could result in a suspension of operations.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the projects and the Trust would be adversely affected. The Managing Shareholder may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the projects is gensets. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Managing Shareholder may experience price increases for, or difficulty in obtaining, spare parts for the Trust’s projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of the Trust’s projects.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business, results or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 3% of the Trust's prior year’s net asset value. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of February 28, 2010, there were 1,061 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2009 and 2008 were as follows (in thousands, except per share data):

	2009	2008
Distributions to Investors	$9,536	$985
Distributions per Investor Share	20,000	2,065
Distributions to Managing Shareholder	96	10

While the remaining operating project of the Trust is for sale, the Trust does not expect to make distributions.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements”, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on September 8, 1994, primarily to make investments in projects and businesses in the energy and infrastructure sectors. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

The Trust focuses primarily on small scale projects fueled by natural gas and renewable sources of fuel. These projects allowed the Trust to develop long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Trust had one remaining operating investment in the United States, an investment in a landfill gas-fired electric generating project with total capacity of 20.4 MW. RRIG’s capacity declined by 2.6MW, from 9.2MW, as two gensets were decommissioned in the third quarter of 2009.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust. The Trust’s consolidated financial statements also include the Trust’s 35.24% interest in RILG, effective November 17, 2008 accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The Trust owned a 50% interest in Maine Hydro and a 25% interest in Indeck Maine, which were sold in November 2009 and December 2008, respectively.

On November 20, 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro to KEI USA. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7.3 million, of which $3.6 million was allocated to the Trust. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the SEC on November 23, 2009.

Prior to November 17, 2008, the Trust owned a 64.3% interest in Ridgewood Providence and the remaining 35.7% noncontrolling interest was owned by Trust III. The interest of Trust III was presented as noncontrolling interest in the accompanying consolidated statements of operations. On November 17, 2008, the Trust and other affiliated entities agreed to contribute their interest in Ridgewood Providence, RRIG, RIGM and RPPC to a new entity, RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for a 35.24% interest in RILG.  Effective November 17, 2008, the Trust’s interest in RILG is accounted for using the equity method of accounting, and therefore, the Trust no longer consolidates the assets, liabilities, revenues and expenses of Ridgewood Providence.

RILG’s revenue is derived from the sale of electricity generated and the sale of related RPS Attributes. For the year ended December 31, 2009, RILG derived $4.4 million, or 31%, of its annual revenues from the sale of RPS Attributes. As discussed in Item 1A. "Risk Factors", the supply of RPS Attributes has been increasing and is expected to continue to increase in coming years, which has resulted in a decrease in the price of RPS Attributes.

Historical operating revenues and cost of revenues of the Trust for the 2008 period have been derived from the Ridgewood Providence’s operations.  As the Trust no longer consolidates Ridgewood Providence, and instead accounts for its investment in RILG as an equity interest, the Trust does not anticipate having any future reported revenues and cost of revenues.

On November 3, 2009, RILG received notice from the DOE that it had been awarded a grant of $15 million towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

The Managing Shareholder is marketing RILG for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

The sale of Maine Hydro, Indeck Maine and the RILG reorganization have significantly impacted the comparability of period-to-period financial statements.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Trust’s consolidated financial statements.

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

Renewable attribute revenue is derived from the sale of the RPS Attributes. Qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are delivered, as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

Unbilled Receivables

Unbilled receivables consists of  revenue derived from the sale of RPS Attributes that has been earned but for which no invoices have been generated under executed commitments as the certificates to be exchanged have not been issued by the appropriate regulatory body. The issuance of renewable certificates by the regulatory body only occurs once every three months.

Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

Results of Operations

Revenues and cost of revenues for the year ended December 31, 2008 were derived from Ridgewood Providence’s operations. As a result of the reorganization affecting Ridgewood Providence, effective November 17, 2008, the Trust recorded its interest in the RILG investment using the equity method of accounting, which eliminated the need to consolidate Ridgewood Providence’s results of operations in the 2009 period.

General and administrative expenses decreased $2.8 million from $3.4 million for the year ended December 31, 2008 to $0.6 million for the same period in 2009. This decrease was primarily due to the change in accounting for its investment in Ridgewood Providence and also due to a decrease in professional fees.

The Trust recorded equity loss of $2.7 million and $0.3 million from its investment in RILG in the 2009 and 2008 period, respectively. RILG incurred a loss in the 2009 period compared to Ridgewood Providence’s operating results in the 2008 period, primarily due to an increase in depreciation expense resulting from a change in estimated useful lives of a portion of the remaining plant assets as of November 2008 and also due to an impairment charge recorded in the third quarter of 2009 when decommissioned gensets were fully impaired as the Managing Shareholder made the decision of not repairing them and their having nominal salvage value. RILG operating results includes $0.9 million and $1.8 million of engineering development and legal fees relating to planned plant expansion for the years ended December 31, 2009 and 2008, respectively.

In July 2009, the purchaser to whom RILG sold the output from approximately 60% of its installed capacity under a long-term electric power sales contract, elected to exercise its one-time option to terminate its agreement, effective January 2010. The aggregate price for the output sold under this long-term contract exceeds current open market prices. RILG is currently seeking alternate arrangements for the sale of the output of its electricity generating capacity. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

For the year ended December 31, 2009, the Trust recorded equity loss of $0.4 million from its investment in Maine Hydro compared to equity income of $0.3 million for the same period in 2008. The decrease in equity income of $0.7 million in 2009 was primarily due to a decrease in power generation revenue by approximately 57% resulting from lower electricity prices compared to the 2008 period. At the end of 2008, eleven long-term electric power sales contracts expired and going forward, approximately 74% of Maine Hydro revenue was generated through electric output sold at market price, the average rate of which was significantly lower than prior contract price.

During the fourth quarter of 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro to KEI USA. As a result of this transaction, the Trust recorded a $2.2 million gain on sale of Maine Hydro. See Item 1. “Business – Maine Hydro” for further discussion of the sale.

For the year ended December 31, 2008, the Trust recorded equity loss of $0.5 million from its investment in Indeck Maine. During the fourth quarter of 2008, Indeck Maine completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta. As a result of this transaction, the Trust recorded a $7.2 million gain on sale of Indeck Maine. See Item 1. “Business – Indeck Maine” for further discussion of the sale.

For the year ended December 31, 2008, the Trust recorded interest income of $0.4 million which represented interest earned on Indeck Maine’s note receivable balance.

For the year ended December 31, 2009, the Trust recorded other income of $0.4 million, which primarily represents the sale of RPS Attributes that were associated with electricity produced by Indeck Maine’s project prior to its sale.

The Trust recorded a noncontrolling interest in the loss of subsidiary of $0.6 million for the year ended December 31, 2008, relating to the portion of Ridgewood Providence owned by Trust III.

Liquidity and Capital Resources

At December 31, 2009, the Trust had cash and cash equivalents of $7.8 million, a decrease of $3.9 million from $11.7 million at December 31, 2008. The cash flows for the year ended December 31, 2009 were $2.4 million provided by operating activities, $3.3 million provided by investing activities and $9.6 million used in financing activities.

In 2009, the Trust’s operating activities provided cash of $2.4 million, as compared to cash used of $1.6 million in 2008. This increase in cash flow provided by operating activities of $4 million in the 2009 period was primarily due to the collection of amounts related to Indeck Maine’s operations, net of related distributions to Trust V and IES.

In 2009, the Trust’s investing activities provided cash of $3.3 million which represents proceeds received on the disposition of Maine Hydro. In 2008, the Trust’s investing activities provided cash of $14 million which represents proceeds received on the disposition of Indeck Maine.

The Trust used cash for financing activities of $9.6 million and $1.5 million in 2009 and 2008, respectively, relating to the cash distributions to the shareholders and noncontrolling interest.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from its equity investments, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

RILG is obligated, under the terms of various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5 million. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

 Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, beginning on page F-1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s Independent Registered Public Accounting Firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2009, the Trust’s internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 62
President and Chief Executive Officer	2004
Robert E. Swanson, 63
Chairman	1997
Jeffrey H. Strasberg, 52
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 49
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and other trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, the Managing Shareholder believes that all filings required to be made by the Trust’s executive officers pursuant to Section 16(a) of the Exchange Act have been timely filed with the SEC. The Trust has no directors or 10% shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2009, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Operating Agreement. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2010 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 476.8 Investor Shares outstanding at February 28, 2010. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.0331	*
Executive officers as a group	2.0331	*

* Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $0.7 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 3% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $0.6 million and $0.9 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $6.5 million and $26.8 million, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder for the years ended December 31, 2009 and 2008 were $0.1 million and $10,000, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $0.1 million to the Trust prior to the Trust making any liquidating distributions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008

Audit fees	$159	$371
Tax fees1	21	27
Total	$180	$398

1	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis. All of the services listed in the table above were pre-approved by the Managing Shareholder.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements

See the Index to Consolidated Financial Statements on page F-1 of this report.

(a)(2)	Consolidated Financial Statement Schedules

Not applicable.

(a)(3)	Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

2.1
Purchase and Sale Agreement, dated November 20, 2009, by and between Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.2
Agreement Regarding Representations and Warranties dated November 20, 2009, by and between Ridgewood Renewable Power, LLC, Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.3
Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C.,  and Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

2.4
First Amendment to the Purchase and Sale Agreement, dated November 11, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

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

Exhibit No.		Description

10.1	#	Management Agreement between the Trust and Managing Shareholder, dated January 3, 1995 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 1997)

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

10.17	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 10-Q filed by the Registrant with the SEC on November 7, 2008)

10.18	#	Amendment to Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by the Registrant with the SEC on November 9, 2009)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed by the Registrant with the SEC on April 3, 2009)

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: March 25, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 25, 2010
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 25, 2010
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 25, 2010
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust IV

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust IV (a Delaware trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust IV and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 25, 2010

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,804	$11,683
Unbilled receivables	-	6,572
Other receivable	-	6,461
Security deposits	-	2,345
Due from affiliates	606	-
Prepaid expenses and other current assets	24	108
Total current assets	8,434	27,169
Investments	2,001	6,458

Total assets	$10,435	$33,627

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$98	$1,194
Due to Indeck Energy Services	-	7,828
Due to affiliates	-	2,771
Total liabilities	98	11,793

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares
issued and outstanding)	10,502	21,884
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(165)	(50)
Total shareholders’ equity	10,337	21,834

Total liabilities and shareholders’ equity	$10,435	$33,627

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008

Power generation revenue	$-	$6,916
Renewable attribute revenue	-	1,436
Total revenues	-	8,352

Cost of revenues	-	7,283

Gross profit	-	1,069

Operating expenses:
General and administrative expenses	613	3,408
Management fee to Managing Shareholder	655	527
Total operating expenses	1,268	3,935

Loss from operations	(1,268)	(2,866)

Other (expense) income:
Equity in loss of RILG	(2,700)	(261)
Equity in (loss) income of Maine Hydro	(426)	254
Gain on disposition of Maine Hydro	2,158	-
Equity in loss of Indeck Maine	-	(509)
Gain on disposition of Indeck Maine	-	7,197
Interest income, affiliates	-	416
Interest expense	-	(60)
Other income	371	16
Total other (expense) income, net	(597)	7,053

Net (loss) income	(1,865)	4,187

Net loss attributable to noncontrolling interest	-	603

Net (loss) income attributable to Trust	$(1,865)	$4,790

Managing Shareholder – Net (loss) income	$(19)	$48
Shareholders – Net (loss) income	(1,846)	4,742
Net (loss) income per Investor Share	(3,872)	9,943

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	Deficit	Equity

Balance at December 31, 2007	$17,665	$(93)	$17,572
Net income	4,742	48	4,790
Cash distributions	(985)	(10)	(995)
Capital contributions	462	5	467
Balance at December 31, 2008	21,884	(50)	21,834

Net loss	(1,846)	(19)	(1,865)
Cash distributions	(9,536)	(96)	(9,632)

Balance at December 31, 2009	$10,502	$(165)	$10,337

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to Trust	$(1,865)	$4,790
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	-	1,229
Change in rotable spare parts	-	(137)
Interest income on notes receivable	-	(391)
Gain on disposition of Indeck Maine	-	(7,197)
Gain on disposition of Maine Hydro	(2,158)	-
Net loss attributable to noncontrolling interest	-	(603)
Equity interest in loss (income) of:
RILG	2,700	261
Maine Hydro	426	(254)
Indeck Maine	-	509
Cash distributions from RILG	231	-
Cash distributions from Maine Hydro	-	963
Changes in operating assets and liabilities:
Accounts receivable	-	220
Unbilled receivables	6,572	698
Other receivable	6,461	-
Security deposits	2,345	(2,932)
Prepaid expenses and other current assets	84	(99)
Accounts payable and accrued expenses	(1,096)	1,800
Accrued royalty expense	-	(142)
Due to Indeck Energy Services	(7,828)	-
Due to/from affiliates, net	(3,425)	(316)
Total adjustments	4,312	(6,391)
Net cash provided by (used in) operating activities	2,447	(1,601)

Cash flows from investing activities:
Proceeds on disposition of Maine Hydro	3,306	-
Proceeds on disposition of Indeck Maine	-	14,094
Exchange of cash for RILG interest	-	(96)
Net cash provided by investing activities	3,306	13,998

Cash flows from financing activities:
Proceeds from affiliate loan payable	-	3,000
Repayment of affiliate loan payable	-	(3,000)
Cash distributions to noncontrolling interest	-	(500)
Cash distributions to shareholders	(9,632)	(995)
Net cash used in financing activities	(9,632)	(1,495)

Net (decrease) increase in cash and cash equivalents	(3,879)	10,902
Cash and cash equivalents, beginning of year	11,683	781

Cash and cash equivalents, end of year	$7,804	$11,683

Supplemental disclosure of cash flow information:
Interest paid	$-	$52

Supplemental disclosure of noncash financing activities:
Exchange of assets for RILG membership interest:
Plant and equipment, net	$-	$(7,096)
Intangibles, net	-	(724)
Security deposit	-	(509)
Minority interest	-	2,858
Net working capital, excluding cash	-	375

Noncash activity in connection with Indeck Maine sale:
Exchange of notes for membership units	$-	$5,654
Distribution of Indeck Maine unbilled receivables and deposits	-	10,468
Amounts due to Indeck Maine members	-	2,500

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.         DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994. The Trust began offering shares in February 1995 and concluded its offering in September 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). The Trust has been organized to invest primarily in power generation facilities located in the US. The projects of the Trust have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust. The Trust’s consolidated financial statements also include the Trust’s 35.24% interest in Rhode Island LFG Genco, LLC (“RILG”), effective November 17, 2008, which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The Trust owned a 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), which were sold in November 2009 and December 2008, respectively, as further discussed in Note 3.

Prior to November 17, 2008, the Trust owned a 64.3% interest in Ridgewood Providence Power Partners, L.P. (“Ridgewood Providence”) and the remaining 35.7% noncontrolling interest was owned by Ridgewood Electric Power Trust III (“Trust III”). On November 17, 2008, the Trust contributed its 64.3% interest in Ridgewood Providence in exchange for a 35.24% interest in RILG. Effective November 17, 2008, the interest in RILG is accounted for using the equity method of accounting and therefore, the Trust no longer consolidates the assets, liabilities, revenues and expenses of Ridgewood Providence, as discussed further in Note 3.

The Managing Shareholder is marketing RILG for sale. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

The Managing Shareholder performs, or arranges for the performance of, the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the consolidated financial statements.

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

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets, including investments, prepaid expenses and other current assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

c) Revenue Recognition

Power generation revenue of RILG, is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates.

Renewable attribute revenue is derived from the sale of the Renewable Portfolio Standards Attributes (“RPS Attributes”).  Qualified renewable electric generation facilities produce RPS Attributes when they generate electricity. Renewable attribute revenue is recorded in the month in which the RPS Attributes are delivered, as Ridgewood Providence has substantially completed its obligations for entitled benefits, represented by the underlying generation of power within specific environmental requirements.

d) Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents exceeded federal insured limits by $7,447 and $11,413, respectively, all of which was invested either in US Treasury bills or money market accounts that invest primarily in US government securities.

e) Unbilled Receivables

Unbilled receivables consists of RPS Attributes distributed from Indeck Maine, for which revenue had been earned but for which no invoices had been generated under executed commitments as the certificates to be exchanged had not been issued by the appropriate regulatory body. The issuance of renewable certificates by the regulatory body only occurs once every three months.

f) Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying value of the Trust’s cash and cash equivalents, unbilled receivables, other receivable, other current assets, security deposits, accounts payable and accrued expenses and other liabilities approximates their fair value due to their short-term nature.

g) Comprehensive (Loss) Income

The Trust's comprehensive (loss) income consists only of net (loss) income.

h) Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

i) Recent Accounting Pronouncements

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which delayed the effective date of fair value measurements for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted this guidance effective January 1, 2009, with no material impact on its consolidated financial statements.

In April 2009, the FASB issued additional guidance relating to factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements.

In August 2009, the FASB amended its previous guidance regarding the fair value measurements and disclosures in order to reduce potential uncertainty in financial reporting when measuring the fair value of liabilities. The Trust adopted this guidance effective September 30, 2009, with no material impact on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In January 2010, the FASB amended its previous guidance to clarify and provide additional disclosure requirements relating to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets in order to provide greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. This guidance will become effective for interim and annual reporting periods beginning after December 15, 2009, except for certain kind of disclosures for which effective date is for fiscal year beginning after December 15, 2010. The Trust is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Trust beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of this guidance had no material impact on its consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities (“VIE”). This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of VIE. The Trust adopted this guidance effective January 1, 2010, with no material impact on its consolidated financial statements.

In December 2009, the FASB amended its previous guidance issued in June 2009 regarding the consolidation of VIE which replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment also requires additional disclosures about a reporting entity’s involvement with VIEs.  This guidance will become effective for the fiscal year beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Trust is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Trust adopted the Codification with no material impact on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.         INVESTMENTS

RILG

In October 2007, RILG was formed as a Delaware limited liability company which must be dissolved no later than December 31, 2107.  RILG has electrical generating capacity of 20.4 megawatts and associated gas treatment systems, located at the Central Landfill in Johnston, Rhode Island (the “Landfill”). The project includes reciprocating engine generator sets which are fueled by methane gas produced by and collected from the Landfill. RILG is operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder, on an at-cost basis.

On November 17, 2008, the Trust, Ridgewood Electric Power Trust I (“Trust I”), Trust III and Ridgewood Power B Fund/Providence Expansion (“B Fund”) entered directly or indirectly, through one or more subsidiaries, into a series of agreements relating to the operations of Ridgewood Providence and Ridgewood Rhode Island Generation LLC (“RRIG”) at the Landfill. The principal purpose of these agreements was to consolidate the activities of the Trust, Trust I, Trust III and B Fund, at the Landfill under one entity, RILG, for the purposes of developing a new electric generating facility and consolidating all gas rights under one entity.

Pursuant to terms and conditions of a contribution agreement, the Trust, Trust I, Trust III and B Fund each contributed certain membership, partnership and economic interests that they held in Ridgewood Providence, RRIG, Rhode Island Gas Management LLC and Ridgewood Providence Power Corporation to RILG, in exchange for their allocable interests in RILG.  As a result of the reorganization, the Trust, Trust I, Trust III and B Fund directly or indirectly own all of the equity interests in RILG. The Trust contributed its 64.3% interest in Ridgewood Providence in exchange for its 35.24% interest in RILG.

RILG and several of its affiliates had an agreement with a power marketer for which they were committed to sell RPS Attributes derived from their electric generation. The agreement provided such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined in the agreement. The power marketer did not exercise its option to purchase 2009 RPS Attributes, and a deposit provided by RILG and its affiliates to secure their obligations under the agreement was returned by April 2009. All required RPS Attributes were supplied by April 2009 and the contract expired according to its terms on June 15, 2009. RILG currently has no long-term agreements for the sale of RPS Attributes.

Historically, RILG sold electricity it produced partly at fixed prices pursuant to a long-term contract and partly at prevailing market prices. In July 2009, the purchaser under the long-term contract elected to exercise its one-time option to terminate its contract with RILG, effective January 2010. RILG currently sells all of its electrical output in the spot or day-ahead wholesale electricity market. RILG is currently seeking alternate arrangements for the sale of its output of its electricity generating capacity in lieu of selling the output at open market spot prices. Whether this effort will be successful and what the results to RILG will be if successful cannot be determined at this time.

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $15,000 towards the purchase of equipment relating to RILG expansion. The final detail of the award is subject to final contract negotiations between RILG and the DOE. As a result, the exact amount, and timing of the receipt of any award, cannot currently be predicted.

Summarized balance sheet data for RILG at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Current Assets	$3,128	$4,120
Non-current assets	8,512	15,004
Total assets	$11,640	$19,124

Current liabilities	$3,641	$2,782
Members’ Equity	7,999	16,342
Total liabilities and equity	$11,640	$19,124

Trust share of RILG equity	$2,001	$4,931

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for RILG for the year ended December 31, 2009 and from November 17, 2008 to December 31, 2008 is as follows:

	Year Ended	November 17 to
	December 31,	December 31,
	2009	2008

Revenues	$14,296	$2,200

Cost of revenues	16,973	2,050
Other expenses	4,985	890
Total expenses	21,958	2,940

Net loss	$(7,662)	$(740)

Trust share of equity loss	$(2,700)	$(261)

The Trust share of loss in RILG is calculated from November 17, 2008, the date as which the Trust’s interest in RILG is accounted for using the equity method of accounting. The Trust’s share of RILG equity is not based on its 35.24% interest in RILG. Instead, it represents the carrying value of its net investment in Ridgewood Providence at the time of the reorganization, increased/decreased for its 35.24% share of earnings, losses and distributions of RILG that occurred subsequent to the reorganization.

During the third quarter of 2009, RILG recorded an impairment charge of $1,207 due to the decision made by the Managing Shareholder not to repair certain long-lived assets that were taken out of service for non-performance. As this equipment has only nominal salvage value, upon determination that the assets would not be restored to an operating status, their asset value was written off. The Trust's share of the impairment charge was included in equity loss in RILG in the accompanying consolidated statements of operations.

Due to a change in the estimated useful life of certain assets, RILG recorded additional depreciation expense of $3,337 and $564 for the years ended December 31, 2009 and 2008, respectively, which was included in equity loss in RILG in the accompanying consolidated statements of operations.

Maine Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust V (“Trust V”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and in December 1996, acquired a portfolio of hydro-electric facilities located in Maine from CHI Energy, Inc. The Trust and Trust V owned equal interests in Maine Hydro.

On November 20, 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro to KEI (USA) Power Management Inc. and certain of its subsidiaries, which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7,293, of which $3,646 was allocated to the Trust. The Trust recorded a gain of $2,158 on the sale of Maine Hydro in the accompanying consolidated statements of operations.

Summarized balance sheet data for Maine Hydro at December 31, 2008 is as follows:

Current assets	$1,583
Noncurrent assets	2,137
Total assets	$3,720

Current liabilities	$668
Partners' equity	3,052
Total liabilities and partners' equity	$3,720

Trust share of Maine Hydro equity	$1,526

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations for Maine Hydro for the period from January 1, 2009 to November 20, 2009 and for the year ended December 31, 2008 is as follows:

	2009	2008
Revenues	$2,331	$5,473

Cost of revenues	2,089	3,104
Other expenses, net	1,094	1,860
Total expenses	3,183	4,964

Net (loss) income	$(852)	$509

Trust share of (loss) income in Maine Hydro	$(426)	$254

Indeck Maine

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

Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of the Trust, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust V and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to Trust V and the Trust retained the other 27.5%. During 2009, the entire amount due to Trust V and IES was distributed.

Summarized statement of operations data for Indeck Maine for the period from January 1, 2008 to December 22, 2008 is as follows:

Revenues	$37,421

Cost of revenues	35,776
Other expenses, net	2,105
Total expenses	37,881

Net (loss) income	$(460)

Trust share of (loss) income in Indeck Maine	$(509)

During the second quarter of 2008, management fees due to IES’ board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust V have each recorded this forgiveness as a deemed capital contribution of $467.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $279 for the year ended December 31, 2008, was included in the equity loss from Indeck Maine in the accompanying consolidated statements of operations.

4.         ROYALTY EXPENSE

Prior to the formation of RILG, Ridgewood Providence and RRIG entered into agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, for the purpose of leasing the sites at the Landfill and to obtain the landfill gas rights necessary to operate the projects.  The projects may occupy the site and take delivery of landfill gas for as long as the projects are able to generate electricity from such gas.

Under the prior existing RPS Attribute agreement between Ridgewood Providence and RIRRC, Ridgewood Providence is required to pay 15% net revenue royalties from the sale of its RPS Attributes to each of RIRRC and Ridgewood Gas Services LLC. In addition, Ridgewood Providence is also required to pay, as royalty, 18% of power generation revenue to RIRRC. Similarly, RRIG is required to pay a royalty to RIRRC equal to 15% of net revenues plus an amount equal to $0.18/MMBtu (adjusted for CPI) plus an amount equal to 10% of the net profits generated by RRIG in excess of a threshold profit level. The portion of the RRIG payment based on net profit is only to be made after RRIG has received a minimum return on its investment in the projects.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Effective November 17, 2008, RILG entered into new agreements with RIRRC which provide for a royalty of 15% of net revenue subject to certain credits, provided, however, that the existing royalty arrangement will remain in effect until the commercial operation of the new electric generating plant.

For the period from January 1, 2008 to November 16, 2008, royalty expense paid by Ridgewood Providence to RIRRC amounted to $1,702, which is included in cost of revenues in the accompanying consolidated statements of operations. As the Trust’s interest in RILG is accounted for using the equity method of accounting, royalty expense for the year ended December 31, 2009 and from November 17, 2008 to December 31, 2008, is included in equity loss of RILG in the accompanying consolidated statement of operations.

5.         COMMITMENTS AND CONTINGENCIES

RILG is obligated, under the terms of various agreements with RIRRC, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

6.         TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $655 and $527 for the years ended December 31, 2009 and 2008, respectively, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 3% of the Trust’s prior year net asset value. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $581 and $947, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $6,465 and $26,837, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 14% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $96 and $10 for the years ended December 31, 2009 and 2008, respectively. The Trust has not yet reached Payout.

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

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At December 31, 2009 and 2008, the Trust had outstanding receivables and payables as follows:

	Due From	Due To
	2009	2008

Ridgewood Power Management LLC	$4	$20
Ridgewood Renewable Power LLC	9	8
Trust V	-	2,570
Maine Hydro	-	2
RILG	592	171
Other affiliates	1	-
Total	$606	$2,771