Form 10-Q
period 2010-03-31
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2010-05-12
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 476.8 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,694	$7,804
Due from affiliates	408	606
Prepaid expenses and other current assets	56	24
Total current assets	8,158	8,434
Investment	1,264	2,001

Total assets	$9,422	$10,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$72	$98
Due to affiliates	4	-
Total liabilities	76	98

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares
issued and outstanding)	9,521	10,502
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(175)	(165)
Total shareholders’ equity	9,346	10,337

Total liabilities and shareholders’ equity	$9,422	$10,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Operating expenses:
General and administrative expenses	$179	$285
Management fee to Managing Shareholder	78	164
Total operating expenses	257	449

Loss from operations	(257)	(449)

Other (expense) income:
Equity in loss of RILG	(737)	(533)
Equity in loss of Maine Hydro	-	(107)
Other income, net	3	276
Total other expense, net	(734)	(364)

Net loss	$(991)	$(813)

Managing Shareholder – Net loss	$(10)	$(8)
Shareholders – Net loss	(981)	(805)
Net loss per Investor Share	(2,057)	(1,688)
Distributions per Investor Share	-	15,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(110)	$2,219

Cash flows from financing activities:
Cash distributions to shareholders	-	(7,224)

Net decrease in cash and cash equivalents	(110)	(5,005)
Cash and cash equivalents, beginning of year	7,804	11,683

Cash and cash equivalents, end of period	$7,694	$6,678

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 35.24% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the investment. The Trust owned a 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which was sold in November 2009, as further discussed in Note 5.

The Managing Shareholder is marketing RILG for sale, which represents the only remaining investment of the Trust. The Managing Shareholder cannot predict the timing of the sale process or whether any sale will occur.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year or any other period.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended its previous guidance to clarify and provide additional disclosure requirements relating to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets in order to provide greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. The Trust adopted these amended standards on January 1, 2010, with no material impact on its condensed consolidated financial statements. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Trust is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

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

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities (“VIEs”). This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of a VIE. The Trust adopted this guidance effective January 1, 2010, with no material impact on its condensed consolidated financial statements.

In December 2009, the FASB amended its previous guidance issued in June 2009 regarding the consolidation of VIE. The amended guidance replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment also requires additional disclosures about a reporting entity’s involvement with VIEs.  The Trust adopted this guidance effective January 1, 2010, with no material impact on its condensed consolidated financial statements.

4.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2010, cash and cash equivalents exceeded federal insured limits by $7,195, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

5.             INVESTMENTS

RILG

Summarized statements of operations data for RILG for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Revenues	$2,236	$3,715

Gross loss	(1,198)	(341)

Loss from operations	(2,091)	(1,512)

Net loss	(2,091)	(1,513)

Trust share of loss in RILG	(737)	(533)

On November 3, 2009, RILG received notice from the United States Department of Energy that it had been awarded a grant of $15,000 towards development expenses relating to RILG expansion. While the grant has not been finalized and as a result, the terms of the grant is not presently determinable, this grant is expected to cover approximately 15% of the eligible expenses. As of March 31, 2010, RILG recorded $72 of grant revenue, which is included in the revenues in the above table.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Maine Hydro

Maine Hydro was owned equally by the Trust and Ridgewood Electric Power Trust V (“Trust V”). On November 20, 2009, Maine Hydro entered into a purchase and sale agreement and sold all of its assets for cash. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7,293, of which $3,646 was allocated to the Trust. In 2009, the Trust recorded a gain of $2,158 on the sale of Maine Hydro.

Summarized statement of operations data for Maine Hydro for the three months ended March 31, 2009 were as follows:

Revenues	$803

Gross profit	331

Loss from operations	(215)

Net loss	(215)

Trust share of loss in Maine Hydro	(107)

6.             TRANSACTIONS WITH AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At March 31, 2010 and December 31, 2009, the Trust had outstanding intercompany receivables of $408 and $606, respectively, primarily due from RILG.

7.             COMMITMENTS AND CONTINGENCIES

RILG is obligated, under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Landfill, to construct a new electric generating facility at the Landfill and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of a new electric generating facility or June 1, 2013. RILG is also responsible for the development and construction of a sulfur treatment facility on the Landfill and the construction of new pipes and headers. The cost of building and operating the sulfur treatment facility and the pipes and headers is estimated to be approximately $5,000. The cost of the sulfur treatment facility will be split equally between RILG and RIRRC and the entire cost associated with the construction of pipes and headers will be paid by RILG.  In addition, the cost of new flares on the Landfill will be borne by RIRRC, but in certain circumstances, the costs may be shared with RILG. If RILG fails to comply with these obligations, it could be subject to monetary damages and also forfeit its contracted gas rights. While the full cost of the expansion activities is not yet known, it is the opinion of the Managing Shareholder that RILG has insufficient capital to meet all of its obligations to expand its Landfill operations. As a result, for the development efforts to be completed, RILG must either be sold to entities that can invest in the development of these projects or obtain third-party financing to perform its duties under the various agreements. While the Managing Shareholder believes a portion of such financing will be available, there can be no assurance whether or when RILG can obtain sufficient financing or obtain it on satisfactory terms.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Trust as of March 31, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2009 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2009 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

General and administrative expenses decreased $0.1 million from $0.3 million for the three months ended March 31, 2009 to $0.2 million for the same period in 2010 primarily due to a decrease in professional fees.

For the three months ended March 31, 2010, the Trust recorded equity loss of $0.7 million from its investment in RILG compared to equity loss of $0.5 million for the same period in 2009. The increase in equity loss of $0.2 million was primarily attributable to a decrease in renewable attribute revenue resulting from renewable energy credits produced but not committed for sale until second quarter of 2010. In addition, power generation revenue decreased as a result of the long-term power contract terminating in January 2010 and electric generation now being sold at a lower aggregate price in the open market, partially offset by decreases in professional fees and royalty expenses. RILG operating results for both the 2010 and 2009 periods also include approximately $0.8 million of engineering development and legal fees relating to planned plant expansion.

For the three months ended March 31, 2009, the Trust recorded equity loss of $0.1 million from its investment in Maine Hydro. In November 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro.

In the first quarter of 2009, the Trust recorded other income of $0.3 million, which primarily represents the sale of renewable portfolio standards attributes that were associated with electricity produced by Indeck Maine Energy, LLC (“Indeck Maine”) prior to its sale in December 2008.

Total assets decreased $1 million from $10.4 million at December 31, 2009 to $9.4 million at March 31, 2010 primarily due to decreases of $0.7 million from its investment in RILG, $0.2 million in intercompany receivables and $0.1 million in cash and cash equivalents. Total liabilities at December 31, 2009 and March 31, 2010 were $0.1 million.

Liquidity and Capital Resources

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

At March 31, 2010 the Trust had cash and cash equivalents of $7.7 million, a decrease of $0.1 million from $7.8 million at December 31, 2009, as a result of cash used in operating activities.

Cash used in operating activities for the three months ended March 31, 2010 was $0.1 million as compared to cash provided by operating activities of $2.2 million for the same period in 2009. This decrease in cash flow provided by operating activities of $2.3 million in the 2010 period was primarily due to the 2009 collection of amounts related to Indeck Maine’s operations net of related distributions to Trust V and Indeck Energy Services, Inc.

There were no financing activities for the 2010 period. For the three months ended March 31, 2009, the Trust used cash of $7.2 million relating to the cash distributions to the shareholders.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from its equity investment in RILG, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures of the Trust, but not for its investment in RILG, for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Trust has no off-balance sheet arrangements and there have been no material changes in the contractual obligations and commitments disclosed in the Trust's 2009 Form 10-K.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

  There have been no material changes to the legal proceedings disclosed in the Trust's 2009 Form 10-K.

ITEM 1A.             RISK FACTORS

There have been no material changes to the legal proceedings disclosed in the Trust's 2009 Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.                RESERVED

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: May12, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)