Form 10-Q
period 2010-09-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2010-11-15
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, there were 476.8 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,146	$7,804
Due from affiliates	684	606
Prepaid expenses and other current assets	26	24
Total current assets	7,856	8,434
Investment	549	2,001

Total assets	$8,405	$10,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2	$98
Due to affiliates	69	-
Total liabilities	71	98

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (476.8 Investor Shares
issued and outstanding)	8,519	10,502
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(185)	(165)
Total shareholders’ equity	8,334	10,337

Total liabilities and shareholders’ equity	$8,405	$10,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Operating expenses:
General and administrative expenses	$329	$526	$118	$83
Management fee to Managing Shareholder	233	491	78	163
Total operating expenses	562	1,017	196	246

Loss from operations	(562)	(1,017)	(196)	(246)

Other (expense) income:
Equity in loss of RILG	(1,451)	(2,137)	(371)	(1,033)
Equity in loss of Maine Hydro	-	(231)	-	(139)
Other income (expense), net	10	367	4	(8)
Total other expense, net	(1,441)	(2,001)	(367)	(1,180)

Net loss	$(2,003)	$(3,018)	$(563)	$(1,426)

Managing Shareholder – Net loss	$(20)	$(30)	$(6)	$(14)
Shareholders – Net loss	(1,983)	(2,988)	(557)	(1,412)
Net loss per Investor Share	(4,159)	(6,267)	(1,169)	(2,962)
Distributions per Investor Share	-	15,000	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(658)	$3,207

Cash flows from financing activities:
Cash distributions to shareholders	-	(7,224)

Net decrease in cash and cash equivalents	(658)	(4,017)
Cash and cash equivalents, beginning of year	7,804	11,683

Cash and cash equivalents, end of period	$7,146	$7,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.           DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust IV (the “Trust”) is a Delaware trust formed on September 8, 1994. The Trust began offering shares in February 1995 and concluded its offering in September 1996. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on power generation facilities located in the US.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 35.24% interest in Rhode Island LFG Genco, LLC (“RILG”), which is accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control the operating and financial policies of the investment. The Trust owned a 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which was sold in November 2009, as further discussed in Note 5.

On July 26, 2010, the Trust, Ridgewood Electric Power Trust I (“Trust I”) (through its 100% ownership of Ridgewood Olinda LLC), Ridgewood Electric Power Trust III (“Trust III”) and Ridgewood Power B Fund/Providence Expansion (“B Fund”, and together with the Trust, Trust I and Trust III, the “Trusts”) entered into an interest purchase agreement to sell all of their respective limited liability company membership interests in RILG to MIP II Biopower LLC (“MIP”), which is affiliated with Macquarie Group Limited, an Australian based international company. Under the interest purchase agreement, Trust I also agreed to sell its interest in another landfill-gas business located in California. A summary of the material terms and conditions of the interest purchase agreement was reported in a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 29, 2010.

On or about August 25, 2010, the Managing Shareholder, on behalf of the Trusts, began to solicit the approval of their shareholders for the sale of RILG. The shareholders of each of the Trusts approved the proposed transactions, as reported in a Current Report on Form 8-K filed with the SEC on September 27, 2010.  The closing of the transactions contemplated by the interest purchase agreement are subject to certain additional closing conditions, including MIP obtaining debt financing required to finance the future development of expansions at the landfill-gas businesses. As of the date of the filing of this report, the closing of the sale of the landfill-gas businesses has not occurred.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the SEC and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2010, and for the nine and three months ended September 30, 2010 and 2009, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2010 and 2009, are not necessarily indicative of the results to be expected for the full year or any other period.

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

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

4.           CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2010, cash and cash equivalents exceeded federal insured limits by $6,792, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

5.           INVESTMENTS

RILG

The Trust owns 35.2%, Trust I owns 6.8%, Trust III owns 19.6% and B Fund owns 38.4% of RILG. Summarized statements of operations data for RILG for the nine and three months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenues	$8,229	$10,401	$3,070	$3,429

Gross (loss ) profit	(722)	(2,112)	743	(756)

Loss from operations	(4,119)	(6,059)	(1,053)	(2,930)

Net loss	(4,119)	(6,063)	(1,054)	(2,931)

Trust share of loss in RILG	(1,451)	(2,137)	(371)	(1,033)

On November 3, 2009, RILG received notice from the United States Department of Energy (“DOE”) that it had been awarded a grant of $14,973 towards development expenses relating to RILG expansion. The grant is subject to various final closing conditions, including DOE approval of a plan to finance the expansion construction to be submitted by RILG prior to December 31, 2010. As of September 30, 2010, RILG recorded $165 of grant revenue, which is included as revenues in the above table.

From January 2010 to August 2010, RILG sold all of its electrical output in the spot or day-ahead wholesale electricity market. Effective September 1, 2010, RILG began selling all of its electricity under a long-term fixed price contract with built in cost escalations to Connecticut Municipal Electric Energy Cooperative (“CMEEC”). Renewable Portfolio Standards Attributes (“RPS Attributes”) generated as a result of the volume of electricity produced by RILG were also sold in the open market, but upon the commencement of the agreement with CMEEC, all RPS Attributes are sold to CMEEC at a contracted price of $25 per megawatt hour, which is currently above spot market prices.

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

RIDGEWOOD ELECTRIC POWER TRUST IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2009 were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2009	September 30, 2009

Revenues	$2,045	$470

Gross profit (loss)	336	(166)

Loss from operations	(462)	(278)

Net loss	(462)	(278)

Trust share of loss in Maine Hydro	(231)	(139)

6.           TRANSACTIONS WITH AFFILIATES

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2010 and December 31, 2009, the Trust had outstanding intercompany receivables of $684 and $606, respectively, primarily due from RILG. At September 30, 2010, the Trust had outstanding intercompany payables of $69 to Ridgewood Power Management LLC.

7.            COMMITMENTS AND CONTINGENCIES

RILG is obligated, under the terms of various agreements with Rhode Island Resource Recovery Corporation (“RIRRC”), the owner and operator of the Central Landfill in Johnston, Rhode Island (the “Landfill”), to construct a new electric generating facility at the Landfill, with an estimated future construction cost of $130,000, and to assume primary responsibility for costs associated with the landfill gas collection system at the Landfill as of the first to occur of the commencement of operation of the new electric generating facility or December 31, 2014. As part of this commitment, the Managing Shareholder agreed, regardless of whether the proposed sale of RILG closes or not, to undertake site preparation work at an estimated cost of $875, with up to $500 being loaned to RILG by RIRRC. If RILG fails to comply with its expansion obligations, it could forfeit its contracted gas rights

The Trust may become subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the operating results and financial condition of the Trust as of September 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. Results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing and terms of any sale of the Trust’s assets,
•	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
•	whether the landfill gas-fired electric generating project will be able to obtain financing required to expand and make planned changes to its operations,
•	changes in political and economic conditions, or federal or state regulatory structures,
•	government mandates, including those associated with climate change,
•	the ability of customers to pay for energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

General and administrative expenses decreased $0.2 million from $0.5 million for the nine months ended September 30, 2009 to $0.3 million for the same period in 2010 primarily due to a decrease in professional fees.

Management fees to the Managing Shareholder declined by $0.3 million from $0.5 million for the nine months ended September 30, 2009 to $0.2 million for the same period in 2010, due to a decrease in the net asset value of the Trust.

For the nine months ended September 30, 2010, the Trust recorded equity loss of $1.4 million from its investment in RILG compared to equity loss of $2.1 million for the same period in 2009. The decrease in equity loss of $0.7 million was primarily attributable to decreases in maintenance expenses, royalty expenses and depreciation expense. This was partially offset by:
-	an increase in legal fees and development expenses for planned plant expansion and
-
a decrease in power generation revenue in the 2010 period as a result of the termination of a long-term power contract in January 2010 and electric generation being sold at a lower aggregate price in the open market until September 2010.

RILG operating results for the 2010 and 2009 periods also include $3.4 million and $2.6 million, respectively, of engineering development and legal fees relating to the planned plant expansion.

For the nine months ended September 30, 2009, the Trust recorded equity loss of $0.2 million from its investment in Maine Hydro. In November 2009, Maine Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro.

During the 2009 period, the Trust recorded other income of $0.4 million, which primarily represents the sale of RPS Attributes that were associated with electricity produced by Indeck Maine Energy, LLC (“Indeck Maine”) prior to its sale in December 2008.

Total assets decreased $2 million from $10.4 million at December 31, 2009 to $8.4 million at September 30, 2010 primarily due to decreases of approximately $1.4 million from the Trust’s investment in RILG and $0.7 million in cash and cash equivalents.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

For the three months ended September 30, 2010, the Trust recorded equity loss of $0.4 million from its investment in RILG compared to equity loss of $1 million for the same period in 2009. The decrease in equity loss of approximately $0.6 million was primarily attributable to a decrease in maintenance expenses and depreciation expense, partially offset by an increase in legal fees and development expenses for planned plant expansion and a decrease in power generation revenue due to the termination of a long-term power contract and sales of electric output in the open market as a result. RILG operating results for 2010 and 2009 periods also include $1.8 million and $0.9 million, respectively, of engineering development and legal fees relating to the planned plant expansion.

Liquidity and Capital Resources

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

At September 30, 2010 the Trust had cash and cash equivalents of $7.1 million, a decrease of $0.7 million from $7.8 million at December 31, 2009, as a result of cash used in operating activities.

Cash used in operating activities for the nine months ended September 30, 2010 was $0.7 million as compared to cash provided by operating activities of $3.2 million for the same period in 2009. This decrease in cash flow provided by operating activities of $3.9 million in the 2010 period was primarily due to the 2009 collection of amounts related to Indeck Maine’s operations net of related distributions to Trust V and Indeck Energy Services, Inc.

There were no financing activities for the 2010 period. For the nine months ended September 30, 2009, the Trust used cash of $7.2 million relating to the cash distributions to shareholders.

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

For a discussion of developments regarding the Trust’s contractual obligations, see Note 7 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

None

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

2.1
Interest Purchase Agreement dated as of July 26, 2010 by and among Ridgewood Electric Power Trust I, Ridgewood Olinda LLC, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Power B Fund/Providence Expansion, Ridgewood Renewable Power LLC, solely in its capacity as Sellers’ Representative, Brea Parent 2007, LLC, Rhode Island LFG Genco, LLC, Ridgewood Renewable Power LLC, Ridgewood Power Management LLC and MIP II BioPower LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 29, 2010).

10.1	*
First Amendment to the Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of July 20, 2009, by and among Rhode Island Resource Recovery Corporation, Ridgewood Gas Services LLC and Rhode Island LFG Genco, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Ridgewood Electric Power Trust III with the SEC on November 15, 2010).

10.2	*
Second Amendment to the Amended and Restated Site Lease and Landfill Gas Delivery Agreement dated as of August 13, 2010, by and among Rhode Island Resource Recovery Corporation, Ridgewood Gas Services LLC and Rhode Island LFG Genco, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Ridgewood Electric Power Trust III with the SEC on November 15, 2010).

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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: November 15, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)