Form 10-Q
period 2011-06-30
RIDGEWOOD ELECTRIC POWER TRUST IV
filed 2011-08-12
CIK 930364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:   0-25430

RIDGEWOOD ELECTRIC POWER TRUST IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3324608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, #1112, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2011, there were 476.8 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$669	$1,121
Buyer holdback receivable	972	972

Total assets	$1,641	$2,093

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$384	$715
Due to affiliates	15	136
Total liabilities	$399	$851

Net assets in liquidation	$1,242	$1,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Six Months Ended	Three Months Ended
	June 30, 2011	June 30, 2011

Net assets in liquidation, beginning of period	$1,242	$1,242
Changes in net assets in liquidation, net	-	-

Net assets in liquidation, end of period	$1,242	$1,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010

Operating expenses:
General and administrative expenses	$211	$32
Management fee to Managing Shareholder	155	77
Total operating expenses	366	109
Loss from operations	(366)	(109)

Equity in loss of RILG	(1,080)	(343)
Other income, net	6	3
Total other expenses, net	(1,074)	(340)

Net loss	$(1,440)	$(449)

Managing Shareholder - Net loss	$(14)	$(4)
Shareholders - Net loss	(1,426)	(445)
Net loss per Investor Share	(2,991)	(933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST IV
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Six Months Ended
June 30, 2010
Cash flows from operating activities:
Net cash used in operating activities	$(264)

Cash and cash equivalents, beginning of year	7,804

Cash and cash equivalents, end of period	$7,540

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of August 12, 2011, the Trust has not been liquidated, primarily due to holdback amounts due from the Buyer of RILG (see Note 4). The Trust does not anticipate any distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

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

The Trust’s condensed consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

3.            CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2011, cash and cash equivalents did not exceed federal insured limits.

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

In connection with the indemnification obligations of the Trusts under the interest purchase agreement for the RILG sale, the Buyer held back $3,000 of the gross sale price of RILG, of which $1,056 was allocated to the Trust, for a period of 9 months after the closing of the sale. The holdback period is scheduled to end in mid-August 2011. Subsequent to year-end, the estimated working capital calculation for RILG was finalized, resulting in $238 being owed to the Buyer, of which $84 was allocated to the Trust. The working capital adjustment resulted in a reduction of RILG’s portion of the Buyer’s holdback amount to $2,762, of which $972 is allocated to the Trust. In the absence of any claims for indemnification by the Buyer, the remaining holdback amount will be released to the Trusts in August 2011. As of the issuance of these financial statements, the Buyer has not notified the Trusts of any claims.

Summarized statements of operations data for RILG for the six and three months ended June 30, 2010 were as follows:

	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010

Revenues	$5,159	$2,923

Gross loss	(1,465)	(267)

Loss from operations	(3,066)	(975)

Net loss	(3,065)	(974)

Trust share of loss in RILG	(1,080)	(343)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

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

Liquidation Basis of Accounting

The Trust’s condensed consolidated financial statements for periods prior to November 20, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Net assets at June 30, 2011 was $1.2 million, unchanged from net assets at both December 31, 2010 and March 31, 2011 as the Trust’s estimates of total liquidation accruals did not change during the quarter. During the quarter, the Trust’s cash balances decreased $67,000 to $669,000 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of $15,000. For the six months ended June 30, 2011, management fees paid to the Managing Shareholder totaled $29,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the RILG purchase price holdback in Part I, Item 1, Note 4 “Investment” of this report, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The condensed consolidated statements of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the six and three months ended June 30, 2010 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital to complete the liquidation of the Trust. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

Not required.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit No.		Description

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST IV

Date: August 12, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)